Form 10-Q
period 2014-09-30
Immune Design Corp.
filed 2014-11-13
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of November 10, 2014, the number of outstanding shares of the registrant’s common stock was 16,878,817.

In this report, unless otherwise stated or the context otherwise indicates, references to "Immune Design," "the Company," "we," "us," "our" and similar references refer to Immune Design Corp. The Immune Design logo, "IMDZVex," "ZVex," and "GLAAS" are our unregistered trademarks. All other trademarks, registered trademarks and trade names appearing in this report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,388	$30,387
Accounts receivable	50	87
Inventory	481	17
Prepaid expenses	788	179
Total current assets	84,707	30,670
Property and equipment, net	309	295
Total assets	$85,016	$30,965
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,070	$866
Accrued liabilities	2,845	1,082
Deferred rent, current	40	27
Total current liabilities	5,955	1,975
Deferred rent, noncurrent	65	94
Convertible preferred stock warrant liability	—	3,336
Commitments and contingencies:
Convertible preferred stock, $0.001 par value per share; 10,000,000 and 12,882,593 shares authorized at September 30, 2014 (unaudited) and December 31, 2013, respectively; zero and 9,769,422 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively; liquidation preference of zero and $84,300 at September 30, 2014 (unaudited) and December 31, 2013, respectively	—	81,394
Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 100,000,000 and 15,045,871 shares authorized at September 30, 2014 (unaudited) and December 31, 2013, respectively; 16,876,188 and 369,460 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	17	3
Additional paid-in capital	156,622	775
Accumulated deficit	(77,643)	(56,612)
Total stockholders’ equity (deficit)	78,996	(55,834)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$85,016	$30,965
The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Revenues:
Licensing revenue	$3,500	$13	$4,500	$717
Product sales	44	116	133	858
Total revenues	3,544	129	4,633	1,575
Operating expenses:
Cost of product sales	31	70	63	532
Research and development	5,988	2,920	13,949	8,819
General and administrative	4,082	1,132	7,378	2,827
Total operating expenses	10,101	4,122	21,390	12,178
Loss from operations	(6,557)	(3,993)	(16,757)	(10,603)
Interest and other income (expense)	2	(1)	3	34
Change in fair value of convertible preferred stock warrant liability	(127)	—	(4,277)	—
Net loss attributable to common stockholders	$(6,682)	$(3,994)	$(21,031)	$(10,569)
Basic and diluted net loss per share attributable to common stockholders	$(0.55)	$(10.81)	$(4.85)	$(28.81)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	12,128,810	369,460	4,332,480	366,854

The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Operating activities
Net loss	$(21,031)	$(10,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	315
Stock-based compensation expense	878	128
Revaluation of convertible preferred stock warrant liability	4,277	—
Other	—	(32)
Changes in operating assets and liabilities:
Accounts receivable	37	310
Inventory	(464)	112
Prepaid expenses	(609)	(83)
Accounts payable	2,204	(112)
Accrued liabilities	1,763	(389)
Deferred rent	(16)	78
Net cash used in operating activities	(12,784)	(10,242)
Investing activities
Purchases of property and equipment	(191)	(138)
Proceeds from the sale of property and equipment	—	43
Net cash used in investing activities	(191)	(95)
Financing activities
Net proceeds from issuance of common stock upon initial public offering	57,807	—
Proceeds from exercise of preferred stock warrants	8,150	—
Proceeds from exercise of stock options	19	6
Net cash provided by financing activities	65,976	6
Net increase (decrease) in cash and cash equivalents	53,001	(10,331)
Cash and cash equivalents, beginning of period	30,387	12,762
Cash and cash equivalents, end of period	$83,388	$2,431
Supplemental cash flow information
Conversion of shares of preferred stock into shares of common stock	$81,394	$—
Conversion of preferred stock warrants into shares of common stock	$7,613	$—
The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, IMDZVex™ ("ZVex™") and GLAAS™, which we believe have the potential to treat a broad patient population. Our product candidates, LV305, CMB305 and G100, utilize multiple immuno-oncology approaches and, we believe, address the shortcomings of existing therapies. LV305 and G100 are in Phase 1 clinical trials and we expect to initiate a Phase 1 clinical trial for CMB305 in the first quarter of 2015. CMB305 combines our two platforms, LV305 and a second agent G305, in a prime-boost approach that we believe should be more effective than LV305 alone. G305 is based on our GLAAS platform and is in a Phase 1 clinical trial. Although we plan to focus our development efforts on CMB305 and G100, we plan to conduct a small exploratory trial to compare LV305 and CMB305 in the same tumor types. After reviewing those data, we may elect to separately develop LV305.
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
Unaudited Interim Financial Information
The accompanying unaudited financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 and the related interim information contained within the notes to the financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other future interim periods or years.
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
Initial Public Offering

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

In July 2014, we completed an initial public offering (the IPO) of 5,000,000 shares of common stock at a price of $12.00 per share. In August 2014, we sold an additional 410,564 shares of common stock directly to our underwriters when they exercised portions of their over-allotment on two separate occasions at $12.00 per share. We received net proceeds of $57.8 million (inclusive of the exercise of the over-allotment) after deducting underwriting discounts and commissions and offering expenses totaling $7.1 million. In connection with the closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into 9,769,422 shares of common stock. In July 2014, prior to the completion of the IPO, warrants to purchase 996,940 shares of common stock were exercised for $8.1 million in cash. Immediately prior to the closing of the IPO, warrants to purchase 978,592 shares were automatically net exercised, resulting in an issuance of an additional 311,923 shares of common stock. The significant number of shares issued in July 2014 is expected to impact the year-over-year comparability of our net loss per share calculations through the third quarter of 2015. Upon completion of the IPO, the total shares of common stock authorized was 100,000,000 and the total shares of preferred stock authorized was 10,000,000.
Offering Costs
Offering costs represent legal, accounting and other direct costs related to our efforts to raise capital through our IPO. These costs were deferred until completion of the IPO at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the three and nine months ended September 30, 2014 and 2013.
Revenue Recognition
We derive revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and supply agreements.
Licensing fees are recognized when the amounts are earned and determinable. We recognize nonrefundable up-front license fees when due under contractual agreements and when we do not have a continuing obligation to provide services related to the agreement. Revenue associated with nonrefundable up-front license fees under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting is deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, we recognize such milestones as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process.
Milestones are considered substantive if all of the following conditions are met: (1) the milestone is nonrefundable, (2) achievement of the milestone was not reasonably assured at the inception of the arrangement, (3) substantive effort is involved to achieve the milestone, and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as deferred revenue.
Certain agreements from which we derive revenue include multiple deliverables. We recognize the revenue for each deliverable at fair value determined to be estimated selling price in cases when neither vendor specific objective evidence nor third-party evidence is available.
Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the customer is fixed or determinable and (4) collectability is reasonably assured. The evaluation of these revenue recognition criteria requires significant management judgment. For instance, we use judgment to assess collectability based on factors such as the customer’s creditworthiness and past collection history, if applicable. If we determine that collection of a payment is

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

not reasonably assured, revenue recognition is deferred until receipt of payment. We also use judgment to assess whether a price is fixed or determinable including, but not limited to, reviewing contractual terms and conditions related to payment terms.
Revenue from product sales of glucopyranosyl lipid A (GLA) is recognized when the risk of loss has passed to the customer. All revenues associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, related to the recognition of revenue. ASU 2014-09 requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
In August 2014, the FASB issued ASU 2014-15, related to an entity’s ability to continue as a going concern. ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply ASU 2014-15 for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We are evaluating the impact of ASU 2014-15.
3. Net Loss Per Share
Basic net loss per share has been calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Because of net losses recognized in each period, potential common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred shares in the IPO into common shares have not been reflected in the calculation of diluted net loss per share due to the anti-dilutive effect. Diluted net loss per share, therefore, does not differ from basic net loss per share.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive:

	September 30,
	2014	2013
	(unaudited)
Convertible preferred stock	—	5,818,356
Options to purchase common stock	1,820,595	725,401
Total outstanding shares of common stock equivalents	1,820,595	6,543,757

4. Fair Value of Financial Instruments
We measure and record cash and cash equivalents and the convertible preferred stock warrant liability at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is as follows:
Level 1: Quoted prices in active markets for identical assets or liabilities.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

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
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2014
	(unaudited)
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$82,598	$—	$—	$82,598
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$—	$—

	December 31, 2013
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$30,030	$—	$—	$30,030
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$3,336	$3,336

We classify the convertible preferred stock warrant liability within Level 3 because the warrant liability is valued using valuation models with significant unobservable inputs. The estimated fair value of warrants accounted for as liabilities was determined on the issuance date and was subsequently remeasured to fair value at each reporting date until the warrants were exercised in July 2014. The change in fair value of the warrants is recorded in the statements of operations as a non-operating gain or loss by using a Monte Carlo option pricing model with the following assumptions:
Upon issuance in October 2013, we used the following assumptions to estimate fair value: equity value of the entity, different conversion prices for different scenarios, time to maturity of 1.7 to 2.0 years under the different exercise scenarios, volatility of 82% and risk free rate of 0.3%.
For December 31, 2013, we used the following assumptions to estimate fair value: equity value of the entity, different conversion prices for different scenarios, time to maturity of 1.2 to 1.7 years under the different exercise scenarios, volatility of 82% and risk free rate of 0.3%.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

For June 30, 2014, we used the following assumptions to estimate fair value: equity value of the entity, different conversion prices for different scenarios, time to maturity of 0.1 to 1.3 years under the different exercise scenarios, volatility of 102.3% and risk free rate of 0.2%.
In July 2014, immediately prior to the closing of the IPO all of our convertible preferred stock warrants were exercised. As of the exercise date, we used our IPO price to estimate the fair value of the warrants. Upon exercise of the warrants, the convertible preferred stock warrant liability was reclassified to stockholders' equity (deficit).
The table below shows the reconciliation of the convertible preferred stock warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Estimated Fair Value
Balance as of December 31, 2013	$3,336
Change in fair value of convertible preferred stock warrant liability (unaudited)	4,277
Balance on the date of exercise (unaudited)	$7,613

Warrants were issued in October 2013 and, as such, there was no convertible preferred stock warrant liability as of September 30, 2013.

5. Inventory
Inventory consists of the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Raw materials	$13	$13
Work in process	462	—
Finished goods	6	4
Total inventory	$481	$17

6. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Research and development services	$513	$214
Legal and professional fees	1,343	191
Employee compensation	971	649
Unearned revenue	18	28
Total accrued liabilities	$2,845	$1,082

7. Series C Convertible Preferred Stock Warrant Liability
In October 2013, pursuant to the issuance of our Series C convertible preferred stock, we issued fully exercisable warrants for the purchase of 1,975,532 shares of our Series C convertible preferred stock at an exercise price of $8.175 per share. All warrants were unexercised as of December 31, 2013. The estimated fair value of the warrants as of December 31, 2013 was $3.3 million. The fair value of the warrants was determined using the income method valuation model in combination with a Monte Carlo simulation in consideration of multiple early exercise triggers associated with the warrants.
In July 2014, immediately prior to the closing of the IPO, warrants representing 996,940 shares of common stock were exercised for $8.1 million in cash and warrants representing 978,592 shares of common stock were automatically net exercised for a total of 311,923 shares of common stock. Upon exercise of the warrants, the convertible preferred stock warrant liability was reclassified to stockholders' equity (deficit).
8. Commitments and Contingencies
Operating Leases
In December 2013, we entered into an operating lease agreement for office space in South San Francisco, California. The lease commenced in January 2014 and continues through January 2018, with an option to extend for an additional three years. The terms of the office lease provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the term of the lease and accrue rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses beginning January 2015. With the execution of this lease, we were required to provide a $36,000 letter of credit as a security deposit. As of September 30, 2014, no funds had been drawn on the letter of credit.
Contingencies
We have potential future milestone payments to third parties as part of certain collaboration and licensing agreements for up to $5.6 million: up to $2.4 million in aggregate payments for the first licensed GLA product we develop, up to $1.3 million in aggregate payments for each subsequent licensed GLA product we develop and up to $1.9 million in aggregate payments for the ZVex products we develop. We also have potential future royalty payments we may be required to make under our licensing agreements as described in Note 9.
These payments have not been recorded as liabilities due to the uncertainty of the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat a selected food allergy. Upon execution of the agreement, we received a $3.5 million upfront payment, recognized as revenue during the three months ended September 30, 2014. The agreement provides for additional payments of up to $168.0 million based upon the attainment of certain development and commercialization milestones, and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months' written notice.
In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune), pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license for use of our GLAAS platform to develop and sell vaccines in three different infectious disease indications. In 2010, MedImmune made upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and mid single-digit percentage royalty payments on net sales of licensed products, subject to reduction under certain circumstances. Through September 30, 2014, MedImmune has paid us an aggregate of $5.5 million under the license agreements. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $75.0 million, depending on the infectious disease indication, and the achievement of certain development, regulatory and commercial milestones for the licensed indication. For the nine months ended September 30, 2014 we recognized $1.0 million in revenue for the achievement of development milestones under these license agreements.
In May 2013, we entered into a nonexclusive license agreement granting Medicago, Inc. (Medicago) a right to research, develop, and commercialize GLA in the field of pandemic influenza. Medicago made an upfront payment of $0.5 million under the license agreement, which was recognized as revenue during the nine months ended September 30, 2013, and is also obligated to make additional payments of up to $9.5 million based on achievement of certain development and government contract milestones for the licensed indication. Medicago is also obligated to pay us a mid single-digit percentage royalty on net sales of licensed products, subject to reduction under license expiration.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

Licenses Acquired
In July 2008, we licensed certain rights to research, develop, and commercialize GLA from the Infectious Disease Research Institute (IDRI); we amended the agreement in 2010. We paid an upfront fee and issued shares of our common stock valued at $59,000 for the license. In addition, we agreed to pay certain fees in the future if we should elect to continue development of the applicable technologies, including payments upon achievement of certain development and commercialization milestones, and royalty payments of a single-digit percentage of net sales, if and when commercialized; however, we may terminate our development programs at any time without obligation to IDRI. Under our license agreement with IDRI, we are obligated to share with IDRI a percentage of payments received from third-party licensees.
Through September 30, 2014, we have paid IDRI an aggregate of $1.9 million in upfront fees and milestone payments related to our license. We expensed these amounts to research and development expense, as the rights had no alternative future use. In 2013, we paid $140,000 in license-related milestone payments which were expensed to research and development expenses. We are obligated to pay IDRI up to $2.4 million in additional payments based on the achievement of certain developmental and regulatory milestones for the first GLA product, and up to $1.3 million in additional payments based on the achievement of certain developmental and regulatory milestones for each subsequent GLA product.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We make annual minimum royalty payments under the license. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage, if and when commercialized, if we should elect to continue development of the related technology; however, we may terminate our development program at any time without further obligation to Caltech. In addition, we are required to pay Caltech up to an aggregate of $1.6 million in additional payments upon the achievement of certain regulatory and sales milestones.
10. Stockholders’ Equity (Deficit)
Reverse Stock Split
On July 14, 2014, we filed an amendment to our amended and restated certificate of incorporation, effecting a 1-for-8.175 reverse stock split. All issued and outstanding stock and per share amounts in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.
Common Stock
We had 16,876,188 and 369,460 shares of common stock outstanding as of September 30, 2014 and December 31, 2013 respectively. Shares of common stock reserved for future issuance were as follows:

	September 30, 2014	December 31, 2013
	(unaudited)
Shares to be issued upon conversion of convertible preferred stock	—	9,769,422
Shares to be issued upon exercise of convertible preferred stock warrants and conversion of convertible preferred stock	—	1,975,532
Shares to be issued under the employee stock purchase plan	155,520	—
Shares to be issued upon exercise of outstanding stock options	1,820,595	1,463,747
Shares available for future stock option grants	1,363,192	122,829
Shares of common stock reserved for future issuance	3,339,307	13,331,530

Equity Incentive Plan
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved the 2014 Employee Stock Purchase Plan (2014 ESPP). Upon the approval of the 2014 ESPP, 155,520 shares of our common stock were reserved for issuance under the 2014 ESPP. Our board of directors has not yet set an offering period under the 2014 ESPP and no shares have been purchased under the plan as of September 30, 2014.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

In 2008, we adopted the 2008 Equity Incentive Plan (2008 Plan) for eligible employees, officers, directors, and consultants, which provides for the grant of incentive and non-statutory stock options, restricted stock awards, restructured stock unit awards, and stock appreciation rights. The terms of the stock awards, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2008 Plan. In May 2014, an additional 293,576 shares of common stock were authorized for future grants under the 2008 Plan.
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved, the 2014 Omnibus Incentive Plan (2014 Plan) which provides for the granting of certain awards to eligible employees, officers, directors, and consultants. Upon approval of the 2014 Plan by the stockholders in July 2014, 1,400,000 shares of our common stock were reserved for issuance under the 2014 Plan and we ceased granting stock awards under the 2008 Plan. All shares of common stock subject to awards under the 2008 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in the issuance of common stock become available for issuance under the 2014 Plan.
Stock options granted under the 2008 Plan and 2014 Plan generally vest within four years and vested options are exercisable until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of our company. We grant stock options to employees with exercise prices equal to the fair value of our common stock on the date of grant. There were a total of 1,914,724 shares of common stock authorized under the 2014 and 2008 Plans as of September 30, 2014.
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2013	1,463,747	$1.20	8.67	$2,552
Granted (unaudited)	412,304	$9.22
Exercised (unaudited)	(17,879)	$1.16
Canceled/forfeited (unaudited)	(37,577)	$2.81
Outstanding at September 30, 2014 (unaudited)	1,820,595	$2.99	8.32	$11,151
Vested and expected to vest after September 30, 2014 (unaudited)	1,517,247	$2.67	8.12	$9,708
Exercisable as of September 30, 2014 (unaudited)	646,732	$1.13	6.75	$5,030

As of September 30, 2014, there was $2.9 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.09 years.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized in our statements of operations is as follows (in thousands):

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Employee:
Research and development	$131	$9	$274	$25
General and administrative	220	29	449	78
Non-Employee:
Research and development	73	1	155	2
General and administrative	—	5	—	23
Total stock-based compensation expense	$424	$44	$878	$128

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Weighted-average estimated fair value	$12.05	*	$6.91	1.08
Risk-free interest rate (1)	1.96% - 2.05%	*	1.76% - 2.16%	0.97% - 1.22%
Expected term of options (in years) (2)	5.84 - 6.11	*	5.50 - 6.75	5.45 - 6.08
Expected stock price volatility (3)	90% - 93%	*	90% - 93%	90%
Expected dividend yield (4)	—%	*	—%	—%

* No options were granted to employees during the three months ended September 30, 2013.
(1) The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.
(2) We used the “simplified method” for options to determine the expected term of our stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.
(3) Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. We analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price.
(4) We have never declared or paid cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
11. Legal Proceedings
TheraVectys
TheraVectys SA v. Immune Design Corp.
On or about July 24, 2014, shortly after our Registration Statement on Form S-1 was declared effective by the SEC, TheraVectys SA (TVS) filed a complaint against us in the Chancery Court of the State of Delaware. Among other things, the complaint requested injunctive relief enjoining us from using lentiviral vectors developed or produced by Henogen SA (Henogen), using any other materials or information obtained by Henogen, and citing to the FDA or otherwise relying on any clinical trials using lentiviral vector vaccines developed or produced by Henogen. Henogen is a contract manufacturing organization with which we previously contracted for the manufacture of our LV305 product candidate.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

On or about July 24, 2014, TVS filed a motion for expedited proceedings in support of an anticipated motion for preliminary injunction. On August 8, 2014 the court held that the proceedings should be expedited and set a hearing date in mid-November 2014 for TVS’s anticipated motion for preliminary injunction. In October 2014, TVS then filed a motion to delay the proceedings it previously requested to be expedited, and the court determined that the proceedings could be delayed and set a new hearing date in mid-January 2015. The court has not yet made any determination on the merits of the suit.
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
TheraVectys SA v. Henogen SA (saisie-contrefaçon)
TVS is the exclusive licensee of European Patent No. EP 1 222 300 (“EP 300”) concerning lentivectors and immunogenic compositions comprising such lentivectors. On the basis of EP 300, TVS on April 8, 2014, initiated a Belgian patent proceeding known as a saisie-contrefaçon against Henogen. The saisie is an ex parte proceeding to gather evidence of patent infringement, in this case, by Henogen. Henogen has appealed the saisie order, arguing that the saisie never should have been granted, or at least that it should be revoked for abuse of procedure. We intend to intervene in the appeal to challenge the issuance of the saisie order in order to protect our IP rights and confidential information. We believe that the EP 300 patent will expire in 2020 assuming no patent term extensions.
European Patent Opposition
In October 2014, TVS filed an opposition at the European Patent Office requesting revocation of European Patent No. 2456786 directed at improvements to our lentiviral vector. This opposition is not substantively related to the Delaware lawsuit previously disclosed, and to our knowledge TVS is not using the technology claimed in this patent. We intend to vigorously defend the grant of this patent, and in light of other European patents and patent applications directed to our lentiviral platform technology, we do not believe the validity of this patent will have a material effect on the scope of our patent protection in Europe.
12. Subsequent Events
License Agreements
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus immune therapy. Sanofi Pasteur and Immune Design will each contribute product candidates to the collaboration: Sanofi Pasteur will contribute HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and Immune Design will contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging Immune Design's GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any product developed from the collaboration.
Operating Leases
In October 2014, we amended our operating lease agreement for additional office space in South San Francisco, California. The amended lease will commence in January 2015 and continue through December 2019, with an option to extend for an additional five years. The terms of the office lease provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the term of the lease and accrue rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses beginning January 2016. The aggregate rent payable under the initial term of the amended lease is approximately $1.8 million. With the execution of this lease, we were required to provide an amended letter of credit for $121,000 as a security deposit, replacing our initial letter of credit for $36,000. To date, no funds had been drawn on the letter of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2013, included in our prospectus (the Prospectus) dated July 23, 2014, filed with the Securities and Exchange Commission (the SEC), pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Overview
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, IMDZVex™ ("ZVex™") and GLAAS™, which we believe have the potential to treat a broad patient population. Our product candidates, LV305, CMB305 and G100, utilize multiple immuno-oncology approaches and, we believe, address the shortcomings of existing therapies. LV305 and G100 are in Phase 1 clinical trials and we expect to initiate a Phase 1 clinical trial for CMB305 in the first quarter of 2015. CMB305 combines our two platforms, LV305 and a second agent G305, in a prime-boost approach that we believe should be more effective than LV305 alone. G305 is based on our GLAAS platform and is in a Phase 1 clinical trial. Although we plan to focus our development efforts on CMB305 and G100, we plan to conduct a small exploratory trial to compare LV305 and CMB305 in the same tumor types. After reviewing those data, we may elect to separately develop LV305.
We have devoted substantially all of our resources since inception to our product development efforts, including undertaking clinical trials of our product candidates, development of our ZVex and GLAAS discovery platforms, conducting preclinical studies, protecting our intellectual property and providing general and administrative support to our product development activities. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our research and development efforts. For the three and nine months ended September 30, 2014, we reported a net loss of $6.7 million and $21.0 million, respectively, compared with a net loss for the three and nine months ended September 30, 2013 of $4.0 million and $10.6 million, respectively. As of September 30, 2014, we had an accumulated deficit of $77.6 million.
Management’s discussion and analysis of financial condition and results of operations is based upon the unaudited financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended.
Third Quarter 2014 and Other Recent Highlights
In July 2014, we completed an initial public offering (the IPO). We received net proceeds of $57.8 million (inclusive of the exercise of the over-allotment) after deducting underwriting discounts and commissions and offering expenses totaling $7.1 million. In July 2014, prior to the completion of the IPO, warrants to purchase shares of common stock were exercised for $8.1 million in cash proceeds.
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat a selected food allergy. Upon execution of the agreement, we received a $3.5 million upfront payment. The agreement provides for additional payments of up to $168.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months' written notice.
In October 2014, we entered into a collaboration agreement with Sanofi Pasteur for the development of a Herpes Simplex Virus immune therapy. We and Sanofi Pasteur will each contribute product candidates to the collaboration: Sanofi Pasteur will contribute HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and we will contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging our GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development; we will provide a specific formulation of GLA from our GLAAS platform at our cost through Phase 2 studies. We will be eligible to receive future milestone and royalty payments on products, if any, developed from the collaboration.

Financial Overview
Revenue
Collaboration and Licensing Revenue
We derive revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and GLA supply agreements. We may generate revenue in the future from license or collaboration agreements, product sales or government contracts and grants. We expect that any revenue we generate will fluctuate from quarter to quarter. For the three and nine months ended September 30, 2014, we received $3.5 million and $4.5 million, respectively, in licensing revenue based on the achievement of milestones. This compares to $13,000 and $717,000 for the three and nine months ended September 30, 2013, respectively.
GLA Product Sales
We sell formulations of GLA to selected companies for use in ongoing preclinical studies and clinical trials. All revenues associated with the sale of GLA are reported as GLA product sales with the applicable costs reported under cost of product sales. For the three and nine months ended September 30, 2014, we recognized approximately $44,000 and $133,000 in revenues, respectively, and $31,000 and $63,000 in cost of GLA product sales, respectively. This compares to approximately $116,000 and $858,000 in revenues, respectively, and $70,000 and $532,000 in cost of GLA product sales, respectively, through these arrangements for the three and nine months ended September 30, 2013.
Research and Development Expenses
We focus our resources on research and development activities, including the conduct of preclinical studies, product development, activities related to regulatory filings for our product candidates and clinical trials. We recognize research and development expenses as they are incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, lab supplies, and facility costs, as well as fees paid to other entities that conduct certain research and development activities, including manufacturing, on our behalf.
We are conducting research and development activities on several oncology disease targets and account for research and development costs on a program-by-program basis.
The following table summarizes direct research and development expenses by platform for the periods indicated. Direct research and development expenses consist principally of external costs, such as fees paid to contract manufacturing organizations (CMOs), to clinical research organizations (CROs), to consultants, to clinical trial sites and for contract research services. We typically use our employee and infrastructure resources across multiple research and development programs, and therefore do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development to specific product candidates. Those expenses are included in “Indirect research and development expense by type” in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
	(unaudited)
Direct research and development expense by platform:
ZVex	$2,952	$957	$6,844	$3,673
GLAAS	995	786	2,044	1,864
Other	33	60	63	180
Total direct research and development program expense	3,980	1,803	8,951	5,717
Indirect research and development expense by type:
Personnel related costs	1,692	780	3,946	2,100
Research and development supplies and services	159	187	519	603
Allocated facility, equipment, travel and other expense	157	150	533	399
Total indirect research and development expense	2,008	1,117	4,998	3,102
Total research and development expense	$5,988	$2,920	$13,949	$8,819

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
Interest and Other Income (Expense)
Interest and other income consists of interest income earned on cash and cash equivalents and money market funds, the gain on the disposal of property and equipment, if any, and foreign currency gain or loss.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
In October 2013, pursuant to the issuance of the Series C convertible preferred stock, we issued fully exercisable warrants for the purchase of 1,975,532 shares of our Series C convertible preferred stock at an exercise price of $8.175 per share. The warrants were recorded at fair value at issuance, at each subsequent reporting date, and immediately prior to their exercise in July 2014. Immediately prior to the closing of the IPO, the preferred stock warrants were exercised in full and the preferred shares issued upon exercise were automatically converted to common stock upon the closing of the IPO; accordingly, we no longer record a related periodic fair value adjustment.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant accounting policies are more fully described in Note 2 of the accompanying financial statements and in Note 2 to the audited financial statements contained in the Prospectus. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Prospectus.
Results of Operations
Comparison of Three Months Ended September 30, 2014 and 2013
The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase/ (Decrease)
	2014	2013
	(in thousands)
	(unaudited)
Total revenues	$3,544	$129	$3,415
Operating expenses:
Cost of product sales	31	70	(39)
Research and development	5,988	2,920	3,068
General and administrative	4,082	1,132	2,950
Total operating expenses	10,101	4,122	5,979
Loss from operations	(6,557)	(3,993)	(2,564)
Interest and other income (expense)	2	(1)	3
Change in fair value of convertible preferred stock warrant liability	(127)	—	(127)
Net loss attributable to common stockholders	$(6,682)	$(3,994)	$(2,688)

Total Revenues and Cost of Product Sales
The $3.4 million increase in total revenues was attributable to the $3.5 million upfront payment received for the GLAAS license agreement with Sanofi to develop therapeutic agents to treat a selected food allergy, offset by a slight decrease in product sales. Cost of product sales also decreased slightly.

Research and Development Expenses
The $3.1 million increase in research and development expenses was primarily attributable to an increase of $1.5 million to support contract manufacturing of LV305 and G305 for clinical trials, an increase of $1.0 million in personnel-related expenses as a result of growth in research and development headcount, an increase of $0.3 million for clinical costs to support the G100, G305, and LV305 Phase 1 clinical trials, and an increase of $0.3 million in sublicense fees.

General and Administrative Expenses
The $3.0 million increase was primarily attributable to a $2.1 million increase in professional service fees to support our operations in becoming a public company and legal services to defend ongoing litigation and a $0.7 million increase in personnel-related expenses, primarily related to an increase in administrative headcount to support the growth and expansion of our business.

Change in Fair Value of Convertible Preferred Stock Warrant Liability
The increase in fair value of the convertible preferred stock warrant liability was driven by an increase in the valuation of our stock. There were no warrants outstanding during the three months ended September 30, 2013.

Comparison of Nine Months Ended September 30, 2014 and 2013
The following table summarizes the results of our operations for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Increase/ (Decrease)
	2014	2013
	(in thousands)
	(unaudited)
Total revenues	$4,633	$1,575	$3,058
Operating expenses:
Cost of product sales	63	532	(469)
Research and development	13,949	8,819	5,130
General and administrative	7,378	2,827	4,551
Total operating expenses	21,390	12,178	9,212
Loss from operations	(16,757)	(10,603)	(6,154)
Interest and other income	3	34	(31)
Change in fair value of convertible preferred stock warrant liability	(4,277)	—	(4,277)
Net loss attributable to common stockholders	$(21,031)	$(10,569)	$(10,462)

Total Revenues and Cost of Product Sales
The $3.1 million increase in total revenues was primarily attributable to the $3.5 million upfront payment received in 2014 for the GLAAS licensing agreement with Sanofi to develop therapeutic agents to treat a selected food allergy, offset by a $0.7 million decrease in GLA sales. The cost of product sales also decreased $0.5 million as a result of the decrease in GLA sales.

Research and Development Expenses
The $5.1 million increase was primarily attributable to an increase of $1.3 million of clinical costs to support the G100, G305 and LV305 Phase 1 clinical trials, a $1.9 million increase in personnel-related expenses as a result of growth in research and development headcount to support clinical development and an increase of $1.9 million in research and development activities to support LV305 and G305 development.

General and Administrative Expenses
The $4.6 million increase was primarily attributable to a $3.0 million increase in costs associated with operating as a public company and a $1.6 million increase in personnel-related and facilities expenses, primarily related to an increase in administrative headcount to support the growth and expansion of our business.

Change in Fair Value of Convertible Preferred Stock Warrant Liability
The increase in fair value of the convertible preferred stock warrant liability was driven by an increase in the valuation of our stock. There were no warrants outstanding during the nine months ended September 30, 2013.
Liquidity and Capital Resources
Since our inception through September 30, 2014, we have raised a total of $164.2 million in cash, including $150.3 million from the sale and conversion of common stock, convertible preferred stock and warrants, $10.8 million from the licensing of our technology and $3.1 million from GLA sales and contract research services.
In July 2014, we completed an initial public offering (the IPO) of 5,000,000 shares of our common stock, at a price of $12.00 per share. In August 2014, we sold an additional 410,564 shares of common stock directly to our underwriters when they exercised a portion of their over-allotment at $12.00 per share. We received net proceeds of $57.8 million (inclusive of the exercise of the over-allotment) after deducting underwriting discounts and commissions and offering expenses. In connection with the closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into 9,769,422 shares of common stock. In July 2014, prior to the completion of the IPO, warrants to purchase 996,940 shares of common stock were exercised for $8.1 million in cash and resulted in the issuance of an additional 996,940 shares of common stock. Immediately prior to the closing of the IPO, warrants to purchase 978,592 shares were automatically net exercised, resulting in an issuance of an additional 311,923 shares of common stock. The significant number of shares issued in July 2014 is expected to impact the year-over-year comparability of our net loss per share calculations through the third quarter of 2015. As of September 30, 2014, we had cash and cash equivalents totaling $83.4 million. In addition, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, that we can generate substantial product revenues, we expect to finance operations with current balances of cash and cash equivalents, collaboration arrangements and, if necessary, equity or debt financings. Except for obligations, if any, of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have a committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through future collaboration arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows
The following is a summary of cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

	(unaudited)
Net cash used in operating activities	$(12,784)	$(10,242)
Net cash used in investing activities	(191)	(95)
Net cash provided by financing activities	65,976	6

Net Cash Used in Operating Activities
Net cash used in operating activities was $12.8 million during the nine months ended September 30, 2014 compared to $10.2 million during the nine months ended September 30, 2013. The increase was due to costs associated with operating as a public company, an increase in clinical costs to support the G100, G305 and LV305 Phase 1 clinical trials and increases in personnel-related expenses as a result of growth to support clinical development and administration.

Net Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million during the nine months ended September 30, 2014, compared to $0.1 million during the nine months ended September 30, 2013. Net cash used in investing activities for the periods presented primarily relates to the purchase of property and equipment, primarily lab equipment to support research and development efforts.

Net Cash Provided By Financing Activities
Net cash provided by financing activities was $66.0 million during the nine months ended September 30, 2014 and consisted primarily of $57.8 million in net proceeds from the IPO and $8.1 million from the cash exercise of the preferred stock warrants. Net cash provided by financing activities during the nine months ended September 30, 2013 related to the exercise of stock options.
Contractual Obligations and Contingent Liabilities
Except as described below, during the three months ended September 30, 2014, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus.
In October 2014, we amended our operating lease agreement for additional office space in South San Francisco, California. The amended lease will commence in January 2015 and continue through December 2019, with an option to extend for an additional five years. The terms of the office lease provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the term of the lease and accrue rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses beginning January 2016. The aggregate rent payable under the initial five-year term of the amended lease is approximately $1.8 million. With the execution of this lease, we were required to provide an amended letter of credit for $121,000 as a security deposit. To date, no funds had been drawn on the letter of credit.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period; as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with requirements, if any, that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO (December 31, 2019), (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2014, we had cash and cash equivalents of $83.4 million consisting of bank deposits and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Additionally, our cash balances deposited in a bank in the U.S. may be in excess of insured levels.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

TheraVectys
TheraVectys SA v. Immune Design Corp.
On or about July 24, 2014, shortly after our Registration Statement on Form S-1 was declared effective by the SEC, TheraVectys (TVS) filed a complaint against us in the Chancery Court of the State of Delaware. Among other things, the complaint requested injunctive relief enjoining us from using lentiviral vectors developed or produced by Henogen SA (Henogen), using any other materials or information obtained by Henogen, and citing to the FDA or otherwise relying on any clinical trials using lentiviral vector vaccines developed or produced by Henogen. Henogen is a contract manufacturing organization with which we previously contracted for the manufacture of our LV305 product candidate.
On or about July 24, 2014, TVS filed a motion for expedited proceedings in support of an anticipated motion for preliminary injunction. On August 8, 2014 the court held that the proceedings should be expedited and set a hearing date in mid-November 2014 for TVS’s anticipated motion for preliminary injunction. In October 2014, TVS then filed a motion to delay the proceedings it previously requested to be expedited, and the court determined that the proceedings could be delayed and set a new hearing date in mid-January 2015. The court has not yet made any determination on the merits of the suit.
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

TheraVectys SA v. Henogen SA (saisie-contrefaçon)
TVS is the exclusive licensee of European Patent No. EP 1 222 300 (“EP 300”) concerning lentivectors and immunogenic compositions comprising such lentivectors. On the basis of EP 300, TVS on April 8, 2014, initiated a Belgian patent proceeding known as a saisie-contrefaçon against Henogen. The saisie is an ex parte proceeding to gather evidence of patent infringement, in this case, by Henogen. Henogen has appealed the saisie order, arguing that the saisie never should have been granted, or at least that it should be revoked for abuse of procedure. We intend to intervene in the appeal to challenge the issuance of the saisie order in order to protect our IP rights and confidential information. We believe that the EP 300 patent will expire in 2020 assuming no patent term extensions.
European Patent Opposition
In October 2014, TVS filed an opposition at the European Patent Office requesting revocation of European Patent No. 2456786 directed at improvements to our lentiviral vector. This opposition is not substantively related to the Delaware lawsuit previously disclosed, and to our knowledge TVS is not using the technology claimed in this patent. We intend to vigorously defend the grant of this patent, and in light of other European patents and patent applications directed to our lentiviral platform technology, we do not believe the validity of this patent will have a material effect on the scope of our patent protection in Europe.

Item 1A. Risk Factors
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and nine months ended September 30, 2014, we reported a net loss of $6.7 million and $21.0 million, respectively, compared with a three and nine months ended September 30, 2013 net loss of $4.0 million and $10.6 million, respectively. As of September 30, 2014, we had an accumulated deficit of $77.6 million.
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
Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
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

On or about July 24, 2014, TVS also filed a motion for expedited proceedings in support of an anticipated motion for preliminary injunction. On August 8, 2014 the court held that the proceedings should be expedited and set a hearing date in mid-November 2014 for TVS’ anticipated motion for preliminary injunction. In October 2014, TVS then filed a motion to delay the proceedings it previously requested to be expedited, and the court determined that the proceedings could be delayed and set a new hearing date in mid-January 2015. The court has not yet made any determination on the merits of the suit.

We have transitioned the manufacture of our lentiviral vectors to a new manufacturer as a result of the Paris Court’s order to Henogen to comply with the exclusivity provision of its contract with TVS and to mitigate the risk of future supply interruptions. However, in the event we are unable to use our Henogen manufactured lentiviral vectors, any subsequently manufactured lentiviral vectors from our new manufacturer or any future manufacturer or the clinical data from the ongoing Phase 1 trial of LV305 as a result of an injunction ordered by the Delaware Chancery Court or any other legal proceeding, the development of LV305 could be substantially delayed and our business could be harmed. We also cannot be certain that TVS will not bring separate actions against our current or any future contract manufacturer which we may use to produce lentiviral vectors. Any such litigation could lead to delays in manufacturing doses of LV305 needed for our clinical trials. In addition, an adverse outcome could result in the payment of damages by us to TVS, which could have a material adverse effect on our cash flows, financial position and results of operations.

Ongoing legal proceedings with TheraVectys SAS are time consuming and expensive and constitute a significant distraction to management, which could adversely affect our ability to execute on our business plan and have a material adverse effect on our business.

TVS is currently simultaneously pursuing four separate legal or patent opposition proceedings involving Henogen and/or us. We are parties to two such proceedings and have intervened in a third proceeding in Belgium to protect our proprietary information from disclosure to TVS. While we did not initiate any of these proceedings, we are obligated to vigorously defend the company and protect our intellectual property. Litigation is expensive, particularly given the multiple jurisdictions and actions brought by TVS. The costs of defending these actions and protecting our rights will have a materially adverse effect on our results of operations through at least 2014. In addition, managing these actions is time consuming and results in significant distraction of management resources, which could have a material adverse effect on our ability to execute on our business plan.
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
We intend to market our product candidates, if and when such product candidates are approved by the FDA or comparable foreign regulatory authorities, either directly or through other strategic alliances and distribution arrangements with third parties. There can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on advantageous terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expense. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval. Depending on the nature of the third-party relationship, we may have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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
Third-party preissuance submission of prior art to the USPTO, or opposition, derivation, reexamination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings in the United States or other jurisdictions provoked by third parties or brought by us or our licensors or collaborators may be instituted with respect to our or our licensors’ or collaborators’ patents or patent applications. For example, in October 2014, TVS filed an opposition at the European Patent Office requesting revocation of European Patent No. 2456786 directed at improvements to our lentiviral vector. An unfavorable outcome in this matter or any third-party challenge to our owned or licensed patents or patent applications could include a determination of unpatentability, invalidity or a narrowing amendment to our patents. An unfavorable outcome in an interference proceeding that awards our patent claims to a third party could require us or our licensors or collaborators to cease using related technology. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, if the breadth or strength of protection provided by our or our licensors’ or collaborators’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent.
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
The trading price of our common stock has been and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
As of September 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 75% of our common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2014, 11,468,253 shares of our common stock are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold upon expiration of the lockup period.
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
On July 23, 2014, our registration statement on Form S-1 (File No. 333-196979) relating to the IPO was declared effective by the SEC, pursuant to which we registered an aggregate of 5,750,000 shares of our common stock for an aggregate offering amount of $74.865 million. On July 29, 2014, we issued and sold 5,000,000 shares of our common stock at an initial public offering price of $12.00 per share. In August 2014, we sold an additional 410,564 shares of our common stock directly to the underwriters when they partially exercised their over-allotment option on two separate occasions at $12.00 per share. We sold an aggregate of 5,410,564 shares of our common stock in the IPO and received aggregate net proceeds of $57.8 million, after deducting underwriting discounts and commissions of $4.5 million, and expenses of $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. On August 26, 2014, we completed the IPO. Jefferies LLC and Leerink Partners LLC acted as joint book-running managers and Wells Fargo Securities, LLC acted as lead manager for the IPO.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Immune Design Corp.
(Registrant)

Date:	November 13, 2014	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2014	/s/ Paul Rickey
Paul Rickey Vice President, Finance and Administration (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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
101**
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, ii) the Statements of Comprehensive Loss, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flow and (v) Notes to Financial Statements.

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