Form 10-Q
period 2015-03-31
Immune Design Corp.
filed 2015-05-14
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of May 11, 2015, the number of outstanding shares of the registrant’s common stock was 19,991,782.

In this report, unless otherwise stated or as the context otherwise requires, references to “Immune Design,” “the Company,” “we,” “us,” “our” and similar references refer to Immune Design Corp. The Immune Design logo, “IMDZVex,” “ZVex” and “GLAAS” are our unregistered trademarks. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,230	$75,354
Accounts receivable	1,578	1,970
Inventory	27	25
Prepaid expenses	781	633
Total current assets	62,616	77,982
Property and equipment, net	481	401
Deferred offering costs	200	—
Total assets	$63,297	$78,383
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$2,423	$6,903
Accrued liabilities	2,506	5,001
Deferred rent, current	47	43
Total current liabilities	4,976	11,947
Other noncurrent liabilities	73	90
Commitments and contingencies:
Convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized at March 31, 2015 (unaudited) and December 31, 2014; zero shares issued and outstanding at March 31, 2015 (unaudited) and December 31, 2014; liquidation preference of zero at March 31, 2015 (unaudited) and December 31, 2014	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized at March 31, 2015(unaudited) and December 31, 2014; 16,979,688 and 16,878,817 shares issued and outstanding at March 31, 2015 (unaudited) and December 31, 2014, respectively	17	17
Additional paid-in capital	158,400	157,092
Accumulated deficit	(100,169)	(90,763)
Total stockholders’ equity	58,248	66,346
Total liabilities, convertible preferred stock and stockholders’ equity	$63,297	$78,383
The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenues:
Product sales	$89	$25
Other, net	1,849	—
Total revenues	1,938	25
Operating expenses:
Cost of product sales	79	14
Research and development	7,463	4,078
General and administrative	3,802	1,446
Total operating expenses	11,344	5,538
Loss from operations	(9,406)	(5,513)
Interest and other income	—	1
Change in fair value of convertible preferred stock warrant liability	—	(2,711)
Net loss attributable to common stockholders	$(9,406)	$(8,223)
Basic and diluted net loss per share attributable to common stockholders	$(0.56)	$(22.25)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	16,944,871	369,656
The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(9,406)	$(8,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	61
Stock-based compensation expense	1,231	187
Revaluation of convertible preferred stock warrant liability	—	2,711
Changes in operating assets and liabilities:
Accounts receivable	392	75
Inventory	(2)	3
Prepaid expenses	(148)	(145)
Accounts payable	(4,480)	71
Accrued liabilities	(2,571)	121
Deferred rent	(9)	(2)
Net cash used in operating activities	(14,941)	(5,141)
Investing activities
Purchases of property and equipment	(132)	(59)
Net cash used in investing activities	(132)	(59)
Financing activities
Deferred offering costs	(128)	(171)
Proceeds from exercise of stock options	77	—
Net cash used in financing activities	(51)	(171)
Net decrease in cash and cash equivalents	(15,124)	(5,371)
Cash and cash equivalents, beginning of period	75,354	30,387
Cash and cash equivalents, end of period	$60,230	$25,016
Supplemental cash flow information
Accrual of offering costs	$72	$167
The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex™ and GLAAS™. Our product candidates, CMB305, LV305 and G100, utilize multiple immuno-oncology approaches and are in Phase 1 clinical trials. CMB305 is a prime-boost approach, in which LV305 from our ZVex platform is dosed sequentially with G305 from our GLAAS platform. Although we plan to focus our development efforts on CMB305 and G100, we plan to conduct a small exploratory trial to compare CMB305 and LV305 in the same tumor types. After reviewing those data, we may elect to separately develop LV305.
We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have additional facilities in South San Francisco, California.
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
Unaudited Interim Financial Information
The accompanying unaudited financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 and the related interim information contained within the notes to the financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for other future interim periods or years.
The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC).
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

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

Offering Costs
Offering costs represent legal, accounting and other direct costs related to our efforts to raise capital through our follow-on public offering in April 2015 and for our initial public offering (IPO) in July 2014. These costs were deferred until completion of the follow-on public offering and IPO, respectively, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the three months ended March 31, 2015 and 2014.
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
Certain agreements from which we derive our revenue include multiple deliverables. We recognize the revenue for each deliverable at fair value determined to be the estimated selling price in cases when neither vendor specific objective evidence nor third-party evidence is available.
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
Revenue from product sales of glucopyranosyl lipid A (GLA) is recognized when the risk of loss has passed to the customer or deferred until such time that risk of loss has passed. All revenues associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

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
In August 2014, FASB issued ASU 2014-15, related to an entity’s ability to continue as a going concern. ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply ASU 2014-15 for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
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
The common stock equivalents issuable upon the conversion or exercise of the following dilutive securities has been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been antidilutive for the periods presented:

	March 31,
	2015	2014
	(unaudited)
Convertible preferred stock	—	9,769,422
Options to purchase common stock	2,308,886	1,454,283
Warrants to purchase convertible preferred stock	—	1,975,532
Total outstanding shares of common stock equivalents	2,308,886	13,199,237
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

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Level 1 securities consist of highly liquid money market funds. The fair value of Level 1 assets has been determined using quoted prices in active markets for identical assets.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2015
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$59,598	$—	$—	$59,598

	December 31, 2014
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$73,098	$—	$—	$73,098
5. Inventory
Inventory consists of the following (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Work in process	5	—
Finished goods	22	25
Total inventory	$27	$25

6. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Research and development services	$1,438	$1,845
Legal and professional services	544	1,253
Employee compensation	299	1,379
Unearned revenue	225	524
Total accrued liabilities	$2,506	$5,001
7. Commitments and Contingencies
Operating Leases
We lease our lab and office space under an operating lease in Seattle, Washington. The lease commenced in February 2013 and continues through November 2016, with an option to extend the term for an additional month.
We also lease office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of March 31, 2015, no funds had been drawn on the letter of credit.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

The terms of these leases provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease periods and accrue for rent expense incurred but not paid. As of March 31, 2015, the remaining aggregate non-cancelable rent payable under our leases is $2.4 million.
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
8. Series C Convertible Preferred Stock Warrant Liability
In October 2013, in connection with the issuance of our Series C convertible preferred stock, we issued fully exercisable warrants for the purchase of 1,975,532 shares of our Series C convertible preferred stock at an exercise price of $8.175 per share. In July 2014, immediately prior to the closing of the IPO, warrants representing 996,940 shares of common stock were exercised for $8.1 million in cash and warrants representing 978,592 shares of common stock were automatically net exercised for a total of 311,923 shares of common stock. Upon exercise of the warrants, the convertible preferred stock warrant liability was reclassified to stockholders' equity. For the three months ended March 31, 2014, we recorded a $2.7 million non-operating loss on our statement of operations related to the change in fair value of the preferred stock warrant liability.
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat a selected food allergy. Upon execution of the agreement, we received a $3.5 million upfront payment, recognized as revenue during the third quarter of 2014. The agreement provides for additional payments of up to $168.0 million based upon the attainment of certain development and commercialization milestones, and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months' written notice.
In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune) pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets, and to market and sell licensed products in any country where it obtains regulatory approval.In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Through March 31, 2015, MedImmune has paid us an aggregate of $5.5 million under the license agreements. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $75.0 million, depending on the infectious disease indication, and the achievement of certain development, regulatory and commercial milestones for the licensed indication.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

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
In addition, we agreed to pay certain fees in the future if we should elect to continue development of the applicable technologies, including payments upon achievement of certain development and commercialization milestones and royalty payments of a single-digit percentage of net sales, if and when commercialized; however, we may terminate our development program at any time without obligation to IDRI. Under our license agreement with IDRI, we are obligated to share with IDRI a percentage of payments received from third-party licensees.
Through March 31, 2015, we have paid IDRI an aggregate of $1.9 million in upfront fees, milestone payments and sublicense revenue related to our sublicensees. We expensed these amounts to research and development expense, as the rights had no alternative future use. We are obligated to pay IDRI up to $2.4 million in additional payments based on the achievement of certain developmental and regulatory milestones for the first GLA product, and up to 1.3 million in additional payments based on the achievement of certain developmental and regulatory milestones for each subsequent GLA product.
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
Collaborations
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus immune therapy. Sanofi Pasteur and Immune Design will each contribute product candidates to the collaboration: Sanofi Pasteur will contribute HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and Immune Design will contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging Immune Design's GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any product developed from the collaboration. We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the statement of operations. For the three months ended March 31, 2015, we recognized $1.8 million in revenue under this collaboration arrangement. As of March 31, 2015, we have an outstanding receivable of $1.5 million and $193,000 recorded as unearned revenue under this collaboration agreement.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

10. Stockholders’ Equity
Common Stock
We had 16,979,688 and 16,878,817 shares of common stock outstanding as of March 31, 2015 and December 31, 2014, respectively. Shares of common stock reserved for future issuance were as follows:

	March 31, 2015	December 31, 2014
	(unaudited)
Shares to be issued under the employee stock purchase plan	324,008	155,220
Shares to be issued upon exercise of outstanding stock options	2,308,886	1,907,091
Shares available for future stock option grants	1,471,553	1,274,067
Shares of common stock reserved for future issuance	4,104,447	3,336,378
Equity Incentive Plans
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved, the 2014 Employee Stock Purchase Plan (2014 ESPP). Upon the approval of the 2014 ESPP, 155,220 shares of our common stock were reserved for issuance. The initial offering period has been set and will begin on April 1, 2015 and end on June 30, 2015. As of March 31, 2015, no shares have been purchased under the plan.
The total number of shares of common stock available for issuance under the 2014 ESPP will automatically increase annually on January 1 by (i) the lesser of 1% of the total number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding year or (ii) 200,000 shares. On January 1, 2015, in accordance with the 2014 ESPP annual increase provisions, the authorized shares increased by 168,788 shares.
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
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved, the 2014 Omnibus Incentive Plan (2014 Plan) which provides for the granting of certain awards to eligible employees, officers, directors and consultants. Upon approval of the 2014 Plan by the stockholders in July 2014, 1,400,000 shares of our common stock were reserved for issuance under the 2014 Plan and we ceased granting stock awards under the 2008 Plan. All shares of common stock subject to awards under the 2008 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in the issuance of common stock become available for issuance under the 2014 Plan.
The total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4% of the total number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding year. On January 1, 2015, in accordance with the 2014 Plan and annual increase provisions, the authorized shares increased by 675,152 shares.
Stock options granted under the 2008 Plan and 2014 Plan generally vest over four years and vested options are exercisable until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of our company. We grant stock options under the 2014 Plan with exercise prices equal to the fair value of our common stock on the date of grant. There were a total of 1,471,553 shares of common stock authorized under the 2014 Plan as of March 31, 2015.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2014	1,907,091	$4.16	8.16	$50,847
Granted (unaudited)	528,660	$30.49
Exercised (unaudited)	(100,871)	$0.77
Canceled (unaudited)	(25,994)	$24.94
Outstanding at March 31, 2015 (unaudited)	2,308,886	$10.07	8.45	$30,802
Vested and expected to vest after March 31, 2015 (unaudited)	2,139,528	$9.58	8.38	$29,289
Exercisable as of March 31, 2015 (unaudited)	780,865	$1.34	7.00	$15,440

As of March 31, 2015, there was $13.9 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.3 years. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $2.6 million and $0, respectively.
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

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Employee:
Research and development	$402	$51
General and administrative	794	86
Non-Employee:
Research and development	35	50
Total stock-based compensation expense	$1,231	$187
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes option pricing model requires us to make certain estimates and assumptions, including assumptions related to the expected price volatility of our stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield of our stock.
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

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Weighted-average estimated fair value	$22.58	*
Risk-free interest rate (1)	1.50% - 1.64%	*
Expected term of options (in years) (2)	5.50 - 6.08	*
Expected stock price volatility (3)	82% - 91%	*
Expected dividend yield (4)	—	*
* No options were granted to employees during the three months ended March 31, 2014.

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

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
On or about July 24, 2014, shortly after our Registration Statement on Form S-1 was declared effective by the SEC for our initial public offering, TVS filed a new complaint against us in the Chancery Court of the State of Delaware, alleging facts substantially similar to the prior complaint. In addition, the complaint further alleges that we obtained shipments of lentiviral vectors for vaccines from Henogen and are conducting clinical trials with these lentiviral vectors. The complaint asserts four counts for relief: tortious interference with contractual relationship, unfair competition, misappropriation of trade secrets, and unjust enrichment; claimed damages were not specified. The complaint also requested injunctive relief enjoining us from using lentiviral vectors developed or produced by

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

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

By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined at a full trial. A trial date has not yet been set. We intend to continue to vigorously defend this lawsuit.
12. Subsequent Events
Follow-On Public Offering
In April 2015, we closed an underwritten public offering of 3,000,000 shares of our common stock and received net proceeds of $74.2 million, after underwriting discounts and commissions and estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the SEC).
Overview
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex™ and GLAAS™, which we believe have the potential to treat a broad patient population. Our primary product candidates, CMB305 and G100, utilize multiple immuno-oncology approaches and, we believe, address the shortcomings of existing therapies. LV305 and G100 are in Phase 1 clinical trials, and we initiated a Phase 1 clinical trial for CMB305 in the first quarter of 2015. CMB305 is a prime-boost approach, in which LV305 from our ZVex platform is dosed sequentially with G305 from our GLAAS platform. Although we currently intend to focus our ZVex-based development efforts on CMB305, in December 2014, we dosed the first patient in an expansion trial of LV305 at the highest dose studied in its dose-escalation Phase 1 trial. The expansion trial is designed to study the same four tumor types studied in the CMB305 Phase 1 trial and will explore the use of LV305 with a checkpoint inhibitor in melanoma patients who have an inadequate response to anti-PD1 therapy. After reviewing the data from those trials, we may elect to separately develop LV305.
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
Our net loss was $9.4 million and $8.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $100.2 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will significantly increase as we:

•	complete our current and planned Phase 1 clinical trials;

•	advance clinical development of CMB305 and G100 into Phase 2 clinical studies;

•	perform additional process development for our product candidates, including initial commercial scale up efforts;

•	seek regulatory approvals for our product candidates, if any, that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize and market products for which we obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue research and development efforts to build our pipeline beyond the current product candidates;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational and financial personnel to support our product development efforts and operational support applicable to operating as a public company.
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
Management’s discussion and analysis of financial condition and results of operations is based upon the unaudited financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended.
First Quarter 2015 and Other Recent Highlights
In March 2015, we announced the first patient in a Phase 1 clinical trial of CMB305. CMB305 is our novel combination product that involves the sequential dosing of two complementary agents, LV305 and G305, and is designed to synergistically induce anti-tumor CTLs to target tumors that express NY-ESO-1, a tumor antigen found in a broad set of tumors. The Phase 1b open label, multi-center trial is designed to evaluate the safety and tolerability, immunogenicity, and preliminary clinical efficacy of CMB305 in patients with locally advanced, relapsed or metastatic solid cancers expressing NY-ESO-1. The study is divided into two parts. Part 1 is a dose escalation study in up to 12 patients. Part 2 will be an expansion study of the optimal dose in approximately 27 patients.
In February 2015, we enrolled the first patient in a Phase 1 clinical trial of G100 in combination with radiation therapy in patients with metastatic sarcoma. G100 is an investigational immuno-oncology agent designed to generate a robust anti-tumor immune response when administered directly to the tumor micro-environment. The investigator-sponsored trial is being conducted at the Fred Hutchinson Cancer Research Center.
In March 2015, we announced that the Chancery Court denied TVS's motion for preliminary injunction after months of extensive discovery, voluminous briefing and a day-long hearing in which the parties aired their views fully. The Court has not yet made any final determination on the merits of the lawsuit, which will be determined after a full trial. A trial date has not yet been set.
In April 2015, we completed an underwritten follow-on public offering, which resulted in the sale of 3,000,000 shares of our common stock at a price of $26.50 per share. We received net proceeds from the offering of $74.2 million after deducting underwriting discounts and commissions and estimated expenses.
Financial Overview
Revenue
Collaboration and Licensing Revenue
We derive our revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and GLA supply agreements. We have recognized $1.9 million and $0.0 million in revenue during the three months ended March 31, 2015 and 2014, respectively. We may generate revenue in the future from payments from future license or collaboration agreements, product sales or government contracts and grants. We expect that any revenue we generate will fluctuate from quarter to quarter.
GLA Product Sales
We sell formulations of GLA to selected companies for use in ongoing preclinical studies and clinical trials. All revenues associated with the sale of GLA supplied by us are reported as GLA product sales with the applicable costs reported under cost of product sales. For the three months ended March 31, 2015 and 2014, we recognized approximately $89,000 and $25,000 in revenues, respectively, and $79,000 and $14,000 in cost of GLA product sales, respectively, through these arrangements.

Research and Development Expenses
We focus our resources on our internal and collaborative research and development activities, including the conduct of preclinical studies, product development, activities related to regulatory filings for our product candidates and clinical trials. We recognize our research and development expenses as they are incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, lab supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities, including clinical studies and manufacturing, on our behalf.
We are conducting research and development activities on several oncology disease targets and account for research and development costs on a program-by-program basis.
The table below summarizes our direct research and development expenses for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to contract manufacturing organizations (CMOs), clinical research organizations (CROs), consultants, clinical trial sites and for contract research services. We typically use our employee and infrastructure resources across multiple research and development programs, and therefore do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development to specific product candidates. Those expenses are included in “Indirect research and development expense by type” in the table below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
	(unaudited)
Direct research and development expense by platform:
ZVex	$3,308	$2,043
GLAAS	403	559
G103	1,677	—
Other	—	2
Total direct research and development program expense	5,388	2,604
Indirect research and development expense by type:
Personnel related costs	1,725	1,147
Research and development supplies and services	148	158
Allocated facility, equipment, travel and other expense	202	169
Total indirect research and development expense	2,075	1,474
Total research and development expense	$7,463	$4,078

We plan to increase our research and development expenses for the foreseeable future as we continue to develop our product candidates. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress, expense and results of our ongoing and additional clinical trials that we may conduct;

•	the scope, rate of progress and expense of process development;

•	other research activities; and

•	the timing of regulatory approvals.
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
Interest and Other Income (Expense)
Interest and other income consists of interest income earned on our cash and cash equivalents and marketable securities and the gain or loss on the disposal of property and equipment, if any, and foreign currency gain or loss.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
In October 2013, in connection with the issuance of the Series C convertible preferred stock, we issued fully exercisable warrants for the purchase of 1,975,532 shares of our Series C convertible preferred stock at an exercise price of $8.175 per share. The warrants were recorded at fair value at issuance, at each subsequent reporting date, and immediately prior to their exercise in July 2014. Immediately prior to the closing of our IPO, the preferred stock warrants were exercised in full and the preferred shares issued upon exercise were automatically converted to common stock upon the closing of our IPO; accordingly, we no longer record a related periodic fair value adjustment.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an on-going basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 of the accompanying financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations
Comparison of Three Months Ended March 31, 2015 and 2014
The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014
	(in thousands)
	(unaudited)
Total revenues	$1,938	$25	$1,913
Operating expenses:
Cost of product sales	79	14	65
Research and development	7,463	4,078	3,385
General and administrative	3,802	1,446	2,356
Total operating expenses	11,344	5,538	5,806
Loss from operations	(9,406)	(5,513)	(3,893)
Interest and other income	—	1	(1)
Change in fair value of convertible preferred stock warrant liability	—	(2,711)	2,711
Net loss attributable to common stockholders	$(9,406)	$(8,223)	$(1,183)

Total Revenues and Cost of Product Sales
The $1.9 million increase in total revenues was attributable to the collaboration revenue associated with the Sanofi Pasteur G103 program that was entered into in the fourth quarter of 2014. There was no collaboration revenue recorded in the first quarter of 2014.
Research and Development Expenses
The $3.4 million increase in research and development expenses was primarily attributable to an increase of $1.7 million to support contract manufacturing of G103, which is paid for under the Sanofi Pasteur agreement, an increase of $1.1 million primarily for contract manufacturing and clinical trials for CMB305 and an increase of $0.6 million in personnel-related expenses as a result of growth in research and development headcount.
General and Administrative Expenses
The $2.4 million increase was primarily attributable to a $1.1 million increase in professional service fees to support our operations in becoming a public company and legal services to defend ongoing litigation and a $1.3 million increase in personnel-related expenses, primarily related to an increase in administrative headcount to support the growth and expansion of our business.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Immediately prior to the closing of our initial public offering (IPO) in July 2014, all preferred stock warrants were exercised or net exercised in full and the preferred shares issued upon exercise or net exercise were automatically converted to common stock upon the closing of the IPO. Accordingly, no related periodic fair value adjustment was recorded during the three months ended March 31, 2015.
Liquidity and Capital Resources
In July 2014, we completed our IPO of 5,000,000 shares of our common stock at a price of $12.00 per share. In August 2014, we sold an additional 410,564 shares of common stock directly to our underwriters when they exercised a portion of their over-allotment at $12.00 per share. We received net proceeds of $57.8 million (inclusive of the exercise of the over-allotment) after deducting underwriting discounts and commissions and offering expenses. In connection with the closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into 9,769,422 shares of common stock. In July 2014, prior to the completion of the IPO, warrants to purchase 996,940 shares of common stock were exercised for $8.1 million in cash and resulted in the issuance of an additional 996,940 shares of common stock. Immediately prior to the closing of the IPO, warrants to purchase 978,592 shares were automatically net exercised, resulting in an issuance of an additional 311,923 shares of common stock. The significant number of shares issued in July 2014 is expected to impact the year-over-year comparability of our net loss per share calculations through the third quarter of 2015.
As of March 31, 2015, we had cash and cash equivalents totaling $60.2 million. In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
In April 2015, we completed an underwritten follow-on public offering, which resulted in the sale of 3,000,000 shares of our common stock at a price of $26.50 per share. We received net proceeds from the offering of $74.2 million after deducting underwriting discounts and commissions and estimated expenses.
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
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

	(unaudited)
Net cash used in operating activities	$(14,941)	$(5,141)
Net cash used in investing activities	(132)	(59)
Net cash used in financing activities	(51)	(171)
Net Cash Used in Operating Activities
Net cash used in operating activities was $14.9 million during the three months ended March 31, 2015 and consisted of our net loss of $9.4 million offset by non-cash charges of $1.2 million for stock-based compensation expense and the net change in operating assets and liabilities of $6.8 million.
Net cash used in operating activities was $5.1 million during the three months ended March 31, 2014 and consisted of our net loss of $8.2 million offset by non-cash charges of $0.2 million for stock-based compensation expense, and a $2.7 million non-cash loss for the revaluation of convertible preferred stock warrant liabilities. The net change in operating assets and liabilities was $0.2 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2015 and 2014, and primarily relates to the purchase of property and equipment, primarily lab equipment to support research and development efforts.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, and consisted primarily of offering related expenses for our secondary offering and IPO, respectively, offset by cash received for the exercise of stock options.
Contractual Obligations and Contingent Liabilities
During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the completion of the our IPO in July 2014, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2015, we had cash and cash equivalents of $60.2 million consisting of bank deposits and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. Additionally, our cash balances deposited in a bank in the United States may be in excess of insured levels.
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

By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined at a full trial. A trial date has not yet been set. We intend to continue to vigorously defend this lawsuit.

Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three months ended March 31, 2015, we reported a net loss of $9.4 million compared with a net loss of $8.2 million for three months ended March 31, 2014. As of March 31, 2015, we had an accumulated deficit of $100.2 million.
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
In addition, because of the numerous risks and uncertainties associated with biotechnology product development, including that our product candidates may not achieve the clinical endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses and if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities to perform additional studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.
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
In September 2013, Henogen, the manufacturer of some of our lentiviral vectors, was sued in Belgium by one of its customers, TheraVectys SA, or TVS, who claimed that the manufacturer had breached its exclusive contract with TVS by producing lentiviral vectors for us. While we were not named in the suit in Belgium, we voluntarily intervened in that proceeding to protect our rights. In addition, TVS subsequently filed a complaint against us in the United States District Court for the District of Delaware, alleging tortious interference, unfair competition and misappropriation of trade secrets. In April 2014, TVS filed a Notice of Voluntary Dismissal without prejudice in the lawsuit filed in the District of Delaware. As a result of the action in Belgium, Henogen was temporarily enjoined from producing or delivering the lentiviral vectors we need for our ZVex platform-based product candidates. This injunction was lifted by the Belgian court in October 2013.
In October 2013, Henogen filed an action in the Commercial Court of Paris against TVS. We were not a party to this action. In April 2014, the Commercial Court of Paris rendered a decision in which it dismissed all claims asserted by Henogen, determined that Henogen had breached the agreement with TVS and, among other things, ordered Henogen to comply with the exclusivity provision of that agreement. It is our understanding that Henogen and TVS have reached a settlement agreement pertaining to this matter.
On or about July 24, 2014, shortly after our Registration Statement on Form S-1 was declared effective by the SEC for our initial public offering, TVS filed a new complaint against us in the Chancery Court of the State of Delaware, alleging facts substantially similar to the prior complaint filed in the District of Delaware. In addition, the complaint further alleges that we obtained shipments of lentiviral vectors for vaccines from Henogen and are conducting clinical trials with these lentiviral vectors. The complaint asserts four counts for relief: tortious interference with contractual relationship, unfair competition, misappropriation of trade secrets, and unjust enrichment. The complaint does not specify the amount of alleged damages. The complaint also requests injunctive relief enjoining us from using lentiviral vectors developed or produced by Henogen, using any other materials or information obtained by Henogen, and citing to the FDA or otherwise relying on any clinical trials using lentiviral vector vaccines developed or produced by Henogen.
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
By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined at a full trial. A trial date has not yet been set. We cannot predict the outcome of any trial on the merits. The Chancery Court ruled that TVS had not established a reasonable probability of success on the merits of most, but not all, of its claims. If we receive an adverse judgment, we could be subject to the payment of damages, which could have a material adverse effect on our financial position and results of operations. In addition, the Chancery Court could enter injunctive or other equitable relief of unknown scope, which could delay or prevent further development of LV305 or other product candidates from our ZVex platform.
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
Even if we obtain regulatory approval for a product candidate, it will be subject to ongoing regulation by the FDA and comparable foreign regulatory authorities, including requirements governing the manufacture, quality control, further development, labeling, packaging, tracking, storage, distribution, safety surveillance, import, export, advertising, promotion, record-keeping and reporting of safety and other post-market information. The FDA and comparable foreign regulatory authorities continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may, among other measures, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.
In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we or the manufacturing facilities for our product candidates, if approved, fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	impose a consent decree, which can include various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	seek an injunction or other court actions to impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.
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
We currently depend on third parties for the development and commercialization of four of our non-cancer treatment product candidates.
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
In addition, we could be adversely affected by:

•	our partners' failure to timely perform their obligations under our agreements;

•	our partners' failure to timely or fully develop or effectively commercialize the product candidates; and

•	a material contractual dispute between us and our partners.
Any of the foregoing could adversely impact the likelihood and timing of any milestone or royalty payments we are eligible to receive from MedImmune, Sanofi or Sanofi Pasteur, and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.
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
The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our officers, directors, or their affiliated funds or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	rumors or new announcements by third parties, including competitors; and

•	general economic, industry and market conditions.
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
As of March 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 73% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to meet compliance obligations.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Certain of our existing stockholders are subject to lockup agreements with the underwriters of our follow-on public offering, that we closed in April 2015, that restrict the stockholders’ ability to transfer shares of our common stock during the lock-up period. Subject to limitations, at the close of trading on July 14, 2015, approximately 7,981,214 shares, which are currently subject to lock-up agreements, will become eligible for sale.
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
On July 23, 2014, our registration statement on Form S-1 (File No. 333-196979) relating to the IPO was declared effective by the SEC, pursuant to which we registered an aggregate of 5,750,000 shares of our common stock for an aggregate offering amount of $74.865 million. On July 29, 2014, we issued and sold 5,000,000 shares of our common stock at an initial public offering price of $12.00 per share. In August 2014, we sold an additional 410,564 shares of our common stock directly to the underwriters when they partially exercised their over-allotment option on two separate occasions at $12.00 per share. We sold an aggregate of 5,410,564 shares of our common stock in the IPO and received aggregate net proceeds of $57.8 million, after deducting underwriting discounts and commissions of $4.5 million and expenses of $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. On August 26, 2014, we completed the IPO. Jefferies LLC and Leerink Partners LLC acted as joint book-running managers and Wells Fargo Securities, LLC acted as lead manager for the IPO.

We expect to use the net proceeds from the IPO: (i) to fund Phase 2 clinical trials of CMB305, including completion of a randomized, clinical trial in a high-incidence tumor and an exploratory trial comparing LV305 and CMB305 in the same tumor types; (ii) to fund an additional Phase 1 clinical trial of G100 in a second indication; and (iii) for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from the IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Immune Design Corp.
(Registrant)

Date:	May 14, 2015	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2015	/s/ Paul Rickey
Paul Rickey Vice President, Finance and Administration (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flow and (v) Notes to Financial Statements.

*
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.