Form 10-Q
period 2015-06-30
Immune Design Corp.
filed 2015-08-12
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of August 3, 2015, the number of outstanding shares of the registrant’s common stock was 20,129,580.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,998	$75,354
Accounts receivable	879	1,970
Inventory	434	25
Prepaid expenses	432	633
Other current assets	103	—
Total current assets	130,846	77,982
Property and equipment, net	496	401
Total assets	$131,342	$78,383
Liabilities, preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$2,016	$6,903
Accrued liabilities	4,138	5,001
Deferred rent, current	49	43
Total current liabilities	6,203	11,947
Other noncurrent liabilities	61	90
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2015 (unaudited) and December 31, 2014; 20,115,869 and 16,878,817 shares issued and outstanding at June 30, 2015 (unaudited) and December 31, 2014, respectively	20	17
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	235,744	157,092
Accumulated deficit	(110,686)	(90,763)
Total stockholders’ equity	125,078	66,346
Total liabilities, preferred stock and stockholders’ equity	$131,342	$78,383
The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Revenues:
Licensing revenue	$—	$1,000	$—	$1,000
Product sales	19	64	108	89
Other, net	1,761	—	3,610	—
Total revenues	1,780	1,064	3,718	1,089
Operating expenses:
Cost of product sales	44	18	123	32
Research and development	8,483	3,883	15,946	7,961
General and administrative	3,778	1,850	7,580	3,296
Total operating expenses	12,305	5,751	23,649	11,289
Loss from operations	(10,525)	(4,687)	(19,931)	(10,200)
Interest and other income	8	—	8	1
Change in fair value of convertible preferred stock warrant liability	—	(1,439)	—	(4,150)
Net loss attributable to common stockholders	$(10,517)	$(6,126)	$(19,923)	$(14,349)
Basic and diluted net loss per share attributable to common stockholders	$(0.54)	$(16.57)	$(1.10)	$(38.81)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	19,356,404	369,750	18,174,611	369,702
The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(19,923)	$(14,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	122
Stock-based compensation expense	3,044	454
Revaluation of convertible preferred stock warrant liability	—	4,150
Changes in operating assets and liabilities:
Accounts receivable	1,091	(951)
Inventory	(409)	(2)
Prepaid expenses	201	(790)
Accounts payable	(4,887)	389
Accrued liabilities	(870)	87
Deferred rent	(16)	(9)
Net cash used in operating activities	(21,658)	(10,899)
Investing activities
Purchases of property and equipment	(206)	(117)
Net cash used in investing activities	(206)	(117)
Financing activities
Issuance of common stock in public offering, net of offering costs	75,359	—
Deferred offering costs	—	(1,368)
Proceeds from exercise of stock options and employee stock purchases	149	—
Net cash provided by (used in) financing activities	75,508	(1,368)
Net increase (decrease) in cash and cash equivalents	53,644	(12,384)
Cash and cash equivalents, beginning of period	75,354	30,387
Cash and cash equivalents, end of period	$128,998	$18,003
Supplemental cash flow information
Accrual of offering costs	$—	$397
Stock option exercises receivable	$103	$—
The accompanying notes are an integral part of these unaudited financial statements.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS
(Information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex™ and GLAAS™. Our product candidates, CMB305, LV305 and G100, utilize multiple immuno-oncology approaches and are in Phase 1 clinical trials. CMB305 is a prime-boost approach, in which LV305 from our ZVex platform is dosed sequentially with G305 from our GLAAS platform. Although we are focusing our development efforts on CMB305 and G100, we have commenced an expansion trial of LV305 alone at the highest dose studied in its dose-escalation Phase 1 trial. The expansion trial will treat patients with any of four solid tumor types and explore the use of LV305 with a checkpoint inhibitor in melanoma patients who have had an inadequate response to anti-PD1 therapy. We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have an additional facility in South San Francisco, California.
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
Unaudited Interim Financial Information
The accompanying unaudited financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 and the related interim information contained within the notes to the financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for other future interim periods or years.
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

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

Follow-On Public Offering
In April 2015, we closed an underwritten public offering of 3,000,000 shares of our common stock at a price of $26.50 per share. In May 2015, we sold an additional 47,409 shares directly to our underwriters when they exercised a portion of their option to purchase additional shares at $26.50 per share. We received net proceeds of $75.4 million (inclusive of the exercise of a portion of the underwriters' option to purchase additional shares), after underwriting discounts and commissions and offering expenses totaling $5.4 million.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the three and six months ended June 30, 2015 and 2014.
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

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

whether a price is fixed or determinable including, but not limited to, reviewing contractual terms and conditions related to payment terms.
Revenue from product sales of glucopyranosyl lipid A (GLA), a product from our GLAAS platforms, is recognized when the risk of loss has passed to the customer or deferred until such time that risk of loss has passed. All revenues associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, related to the recognition of revenue. ASU 2014-09 requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. Early adoption prior to that dates is not permitted. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
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
The common stock equivalents issuable upon the conversion or exercise of the following dilutive securities has been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been antidilutive for the periods presented:

	June 30,
	2015	2014
	(unaudited)
Convertible preferred stock	—	9,769,422
Options to purchase common stock	2,301,813	1,802,626
Warrants to purchase convertible preferred stock	—	1,975,532
Total outstanding shares of common stock equivalents	2,301,813	13,547,580
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

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

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
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2015
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$128,015	$—	$—	$128,015

	December 31, 2014
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$73,098	$—	$—	$73,098
5. Inventory
Inventory consists of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Work in process	$429	$—
Finished goods	5	25
Total inventory	$434	$25

6. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Research and development services	$2,496	$1,845
Legal and professional services	125	1,253
Employee compensation	1,099	1,379
Unearned revenue	418	524
Total accrued liabilities	$4,138	$5,001

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

7. Commitments and Contingencies
Operating Leases
We lease our lab and office space under an operating lease in Seattle, Washington. The lease commenced in February 2013 and continues through November 2016, with an option to extend the term for an additional month.
We also lease office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of June 30, 2015, no funds had been drawn on the letter of credit.
The terms of these leases provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease periods and accrue for rent expense incurred but not paid. As of June 30, 2015, the remaining aggregate non-cancelable rent payable under our leases is $2.2 million.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of their intradermal delivery device in certain of our clinical trials. In connection with the execution of the agreement, we committed to pay an upfront fee of $600,000 for access and rights to use their device. The upfront fee was paid in July 2015. In addition, we agreed to pay certain future milestone fees up to an aggregate of $4.5 million upon the achievement of certain clinical milestones.
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
8. Series C Convertible Preferred Stock Warrant Liability
In October 2013, in connection with the issuance of our Series C convertible preferred stock, we issued fully exercisable warrants for the purchase of 1,975,532 shares of our Series C convertible preferred stock at an exercise price of $8.175 per share. In July 2014, immediately prior to the closing of the IPO, warrants representing 996,940 shares of common stock were exercised for $8.1 million in cash, and warrants representing 978,592 shares of common stock were automatically net exercised for a total of 311,923 shares of common stock. Upon exercise of the warrants, the convertible preferred stock warrant liability was reclassified to stockholders' equity. For the three and six months ended June 30, 2014, respectively, we recorded a $1.4 million and $4.2 million non-operating loss on our statement of operations related to the change in fair value of the preferred stock warrant liability. As of June 30, 2015 there were no warrants outstanding.
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

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

of certain development and commercialization milestones, and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months' written notice.
In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune) pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets, and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Through June 30, 2015, MedImmune has paid us an aggregate of $5.5 million under the license agreements. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $75.0 million, depending on the infectious disease indication, and the achievement of certain development, regulatory and commercial milestones for the licensed indication.
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
Through June 30, 2015, we have paid IDRI an aggregate of $1.9 million in upfront fees, milestone payments and sublicense revenue related to our sublicensees. We expensed these amounts to research and development expense, as the rights had no alternative future use. We are obligated to pay IDRI up to $2.4 million in additional payments based on the achievement of certain developmental and regulatory milestones for the first GLA product, and up to $1.3 million in additional payments based on the achievement of certain developmental and regulatory milestones for each subsequent GLA product.
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
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 7 for additional information.
Collaborations

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus immune therapy. Sanofi Pasteur and Immune Design will each contribute product candidates to the collaboration: Sanofi Pasteur will contribute HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and Immune Design will contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging Immune Design's GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any product developed from the collaboration. We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the statement of operations. For the three and six months ended June 30, 2015, we recognized $1.8 million and $3.6 million in revenue under this collaboration arrangement. As of June 30, 2015, we have an outstanding receivable of $835,000.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of June 30, 2015 or December 31, 2014.
Common Stock
We had 20,115,869 and 16,878,817 shares of common stock outstanding as of June 30, 2015 and December 31, 2014, respectively. Shares of common stock reserved for future issuance were as follows:

	June 30, 2015	December 31, 2014
	(unaudited)
Shares to be issued under the employee stock purchase plan	321,309	155,220
Shares to be issued upon exercise of outstanding stock options	2,301,813	1,907,091
Shares available for future stock option grants	1,367,553	1,274,067
Shares of common stock reserved for future issuance	3,990,675	3,336,378
Equity Incentive Plans
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved, the 2014 Employee Stock Purchase Plan (2014 ESPP). Upon the approval of the 2014 ESPP, 155,220 shares of our common stock were reserved for issuance. The initial offering period was from April 1, 2015 through June 30, 2015. As of June 30, 2015, 2,699 shares have been purchased under the 2014 Plan.
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

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

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
Stock options granted under the 2008 Plan and 2014 Plan generally vest over four years and vested options are exercisable until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of our company. We grant stock options under the 2014 Plan with exercise prices equal to the fair value of our common stock on the date of grant. There were a total of 2,084,913 shares of common stock authorized under the 2014 Plan as of June 30, 2015.
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2014	1,907,091	$4.16	8.16	$50,847
Granted (unaudited)	670,394	$28.08
Exercised (unaudited)	(186,944)	$1.10
Forfeited (unaudited)	(88,728)	$18.11
Outstanding at June 30, 2015 (unaudited)	2,301,813	$10.80	8.28	$28,362
Vested and expected to vest after June 30, 2015 (unaudited)	2,151,367	$10.37	8.22	$27,189
Exercisable as of June 30, 2015 (unaudited)	891,275	$2.57	7.09	$16,205
 As of June 30, 2015, there was $15.4 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.1 years. The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $4.4 million and $0, respectively.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized in our statement of operations is as follows (in thousands):

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Employee:
Research and development	$487	$92	$889	$143
General and administrative	1,151	143	1,945	229
Non-Employee:
Research and development	61	32	96	82
General and administrative	114	—	114	—
Total stock-based compensation expense	$1,813	$267	$3,044	$454
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
The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)

Weighted-average estimated fair value	$15.97	$6.33	$21.80	6.33
Risk-free interest rate (1)	1.56% - 1.72%	1.76% - 2.16%	1.50% - 1.72%	1.76% - 2.16%
Expected term of options (in years) (2)	6.08	5.50 - 6.75	5.50 - 6.08	5.50 - 6.75
Expected stock price volatility (3)	86%	90%	82% - 91%	90%
Expected dividend yield (4)	—	—	—	—

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

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
11. Legal Proceedings
TheraVectys SA v. Immune Design Corp.

IMMUNE DESIGN CORP.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2015 and for the three months ended June 30, 2015 and 2014 is unaudited)

In October 2013, TheraVectys SA, or TVS, a French biotechnology company, filed a complaint against us in the United States District Court for the District of Delaware. TVS alleged that it had entered into a contractual relationship with Henogen SA, or Henogen, in 2010 with respect to the production of lentiviral vector vaccines for TVS.  Henogen is a contract manufacturing organization with which we contracted for the manufacture of our LV305 product candidate. TVS alleged that its contractual relationship with Henogen contained an exclusivity provision limiting Henogen’s ability to participate in the manufacturing process of a vaccine based on lentiviral DNA vectors for third parties, as well as a provision preventing Henogen from sharing or using certain TVS confidential technology for manufacturing processes developed by TVS with or for the benefit of others. TVS alleged that we entered into a contractual relationship with Henogen in 2012 to manufacture lentiviral vectors for vaccines, which TVS contends interfered with its contract with Henogen and resulted in the use of certain TVS confidential information and trade secrets. The complaint asserted three counts for relief: tortious interference with contractual relationship, unfair competition and misappropriation of trade secrets. TVS did not specify its claimed damages, other than to assert that they exceed $75,000. TVS also requested in its complaint injunctive relief enjoining us from importing, receiving, possessing or using lentiviral vector vaccines developed or produced by Henogen, but never filed a motion seeking injunctive relief. The parties entered into several stipulations extending the deadline for us to respond to the complaint. On or about April 7, 2014, TVS filed a Notice of Voluntary Dismissal without prejudice of this lawsuit.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC).
Overview
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex™ and GLAAS™, which we believe have the potential to treat a broad cancer patient population. Our primary product candidates, CMB305 and G100, are in Phase 1 clinical trials, utilize multiple immuno-oncology approaches and, we believe, address the shortcomings of existing therapies. CMB305 is a prime-boost approach, in which an agent called LV305 from our ZVex platform is dosed sequentially with an agent from our GLAAS platform, G305. Although we currently intend to focus our ZVex-based development efforts on CMB305, we have an ongoing expansion trial of LV305 at the highest dose studied in its dose-escalation Phase 1 trial. The expansion trial is designed to study four tumor types and will explore the use of LV305 with a checkpoint inhibitor in melanoma patients who have an inadequate response to anti-PD1 therapy alone. Because of the mechanism of action of both approaches, we believe the combination of our product candidates with a checkpoint inhibitor should increase the clinical benefit to patients, as compared to either approach alone. To that end, we recently established clinical collaborations with each of Merck and Genentech covering three of our clinical trials. In the first case, Merck will contribute KEYTRUDA® (pembrolizumab), its anti-PD-1 therapy, to both our planned G100 Phase 1 clinical trial in patients with Non-Hodgkin’s Lymphoma, as well as the LV305 Phase 1 expansion arm in melanoma patients who have an inadequate response to anti-PD1 therapy. Genentech, in contrast, is providing atezolizumab, its investigational anti-PD-L1 therapy, to our planned randomized Phase 2 clinical trial for patients with selected soft tissue sarcomas. We are the sponsor of these three clinical trials, and none of the parties to these arrangements have transferred any rights to their products to the other.
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
Our net loss was $10.5 million and $19.9 million for the three and six months ended June 30, 2015, respectively, compared to $6.1 million and $14.3 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $110.7 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
Second Quarter 2015 and Other Recent Highlights
In August 2015, we announced the establishment of clinical collaborations with each of Merck and Genentech covering three of our clinical trials. In the first case, Merck will contribute KEYTRUDA® (pembrolizumab), its anti-PD-1 therapy, to both our planned G100 Phase 1 clinical trial in patients with Non-Hodgkin’s Lymphoma, as well as the LV305 Phase 1 expansion arm in melanoma patients who have an inadequate response to anti-PD1 therapy. Genentech, in contrast, is providing atezolizumab, its investigational anti-PD-L1 therapy, to our planned randomized Phase 2 trial for patients with selected soft tissue sarcomas. We are the sponsor of these three clinical trials, and none of the parties to these arrangements have transferred any rights to their products to the other.

In May 2015, we announced the presentation of positive clinical data from three immuno-oncology Phase 1 studies at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting. The three trials provide first-in-human clinical data with our immuno-oncology cancer agents, LV305, G305, and G100, which are designed to generate anti-tumor immunity. LV305 and G305 are individually active agents that we administer in sequence to form the product candidate called CMB305, the company's prime-boost approach targeting the tumor-associated antigen, NY-ESO-1. G100, in contrast, is a potent toll-like receptor-4 (TLR4) agonist that is being administered intratumorally to activate local and systemic immunity.
In April 2015, we closed an underwritten public offering of 3,000,000 shares of our common stock at a price of $26.50 per share. In May 2015, we sold an additional 47,409 shares directly to our underwriters when they exercised a portion of their option to purchase additional shares at $26.50 per share. We received net proceeds of $75.4 million (inclusive of the exercise of a portion of the underwriters' option to purchase additional shares), after underwriting discounts and commissions and offering expenses totaling $5.4 million.
Financial Overview
Revenue
Collaboration and Licensing Revenue
We derive our revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and GLA supply agreements. We have recognized $1.8 million and $3.7 million in total revenue during the three and six months ended June 30, 2015, respectively. This compares to $1.1 million and $1.1 million for the three and six months ended June 30, 2014, respectively. We may generate revenue in the future from payments from future license or collaboration agreements, product sales or government contracts and grants. We expect that any revenue we generate will fluctuate from quarter to quarter.
GLA Product Sales

We sell formulations of GLA to selected companies for use in ongoing preclinical studies and clinical trials. All revenues associated with the sale of GLA supplied by us are reported as GLA product sales with the applicable costs reported under cost of product sales. For the three and six months ended June 30, 2015, we recognized approximately $19,000 and $108,000 in product revenues, respectively, and $44,000 and $123,000 in cost of GLA product sales, respectively, through these arrangements. This compares to approximately $64,000 and $89,000 in product revenues, respectively, and $18,000 and $32,000 in cost of GLA product sales, respectively, for the three and six months ended June 30, 2014.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
	(unaudited)
Direct research and development expense by platform:
ZVex	$3,493	$1,849	$6,801	$3,892
GLAAS	688	490	1,091	1,049
G103	1,744	—	3,421	—
Other	—	28	—	30
Total direct research and development program expense	5,925	2,367	11,313	4,971
Indirect research and development expense by type:
Personnel related costs	2,192	1,107	3,917	2,254
Research and development supplies and services	119	202	267	360
Allocated facility, equipment, travel and other expense	247	207	449	376
Total indirect research and development expense	2,558	1,516	4,633	2,990
Total research and development expense	$8,483	$3,883	$15,946	$7,961

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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations
Comparison of Three Months Ended June 30, 2015 and 2014
The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
	(unaudited)
Total revenues	$1,780	$1,064	$716
Operating expenses:
Cost of product sales	44	18	26
Research and development	8,483	3,883	4,600
General and administrative	3,778	1,850	1,928
Total operating expenses	12,305	5,751	6,554
Loss from operations	(10,525)	(4,687)	(5,838)
Interest and other income	8	—	8
Change in fair value of convertible preferred stock warrant liability	—	(1,439)	1,439
Net loss attributable to common stockholders	$(10,517)	$(6,126)	$(4,391)
Total Revenues and Cost of Product Sales
The $0.7 million increase in total revenues was primarily attributable to the $1.8 million of collaboration revenue recognized in the second quarter of 2015 associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. There was no such collaboration revenue recorded in the second quarter of 2014. This was offset by a $1.0 million decrease in license revenue, as there were no such milestone or license revenue recognized during the second quarter of 2015 in addition to a slight decrease in product sales.
Research and Development Expenses
The $4.6 million increase in research and development expenses was primarily attributable to an increase of $1.7 million to support research and development and contract manufacturing of G103, which is paid for under the Sanofi Pasteur G103 collaboration agreement, and an increase of $1.3 million and $400,000 primarily for contract manufacturing and clinical trials, respectively, for LV305 and CMB305. Additionally, there was an increase of $1.1 million in personnel-related expenses, including stock-based compensation, as a result of growth in research and development headcount to support our advancing research and clinical pipeline.
General and Administrative Expenses
The $1.9 million increase was primarily attributable to a $1.9 million increase in personnel-related expenses, including stock based compensation, primarily related to an increase in administrative headcount to support the growth and expansion of our business.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Immediately prior to the closing of our initial public offering (IPO) in July 2014, all preferred stock warrants were exercised or net exercised in full and the preferred shares issued upon exercise or net exercise were automatically converted to common stock upon the closing of the IPO. Accordingly, no related periodic fair value adjustment was recorded during the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2015 and 2014
The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
	(unaudited)
Total revenues	$3,718	$1,089	$2,629
Operating expenses:
Cost of product sales	123	32	91
Research and development	15,946	7,961	7,985
General and administrative	7,580	3,296	4,284
Total operating expenses	23,649	11,289	12,360
Loss from operations	(19,931)	(10,200)	(9,731)
Interest and other income	8	1	7
Change in fair value of convertible preferred stock warrant liability	—	(4,150)	4,150
Net loss attributable to common stockholders	$(19,923)	$(14,349)	$(5,574)
Total Revenues and Cost of Product Sales
The $2.6 million increase in total revenues was attributable to the $3.6 million of collaboration revenue recognized during the six month period ended June 30, 2015 associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. There was no such collaboration revenue recorded in the six month period ended June 30, 2014. This was offset by a decrease in license revenue of $1.0 million compared to the same period in prior year, as there were no such milestone or license revenue recognized during the six month period ended June 30, 2015.
Research and Development Expenses
The $8.0 million increase in research and development expenses was primarily attributable to an increase of $3.3 million to support research and development and contract manufacturing of G103, which is paid for under the Sanofi Pasteur G103 collaboration and an increase of $2.1 million and $900,000 primarily for contract manufacturing and clinical trials, respectively, for LV305 and CMB305. Additionally, there was an increase of $1.7 million in personnel-related expenses, including stock based compensation as a result of growth in research and development headcount to support our advancing research and clinical pipeline.
General and Administrative Expenses
The $4.3 million increase was primarily attributable to a $900,000 increase in professional service fees to support our operations as a public company and legal services to defend ongoing litigation, a $2.9 million increase in personnel-related expenses, including stock based compensation, and a $500,000 increase in facility and office costs, primarily related to an increase in administrative headcount to support the growth and expansion of our business.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Immediately prior to the closing of our initial public offering (IPO) in July 2014, all preferred stock warrants were exercised or net exercised in full and the preferred shares issued upon exercise or net exercise were automatically converted to common stock upon the closing of the IPO. Accordingly, no related periodic fair value adjustment was recorded during the six months ended June 30, 2015.
Liquidity and Capital Resources
In April 2015, we closed an underwritten public offering of 3,000,000 shares of our common stock at a price of $26.50 per share. In May 2015, we sold an additional 47,409 shares directly to our underwriters when they exercised a portion of their option to purchase additional shares at $26.50 per share. We received net proceeds of $75.4 million (inclusive of the exercise of a portion of the underwriters' option to purchase additional shares), after underwriting discounts and commissions and offering expenses totaling $5.4 million.

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
As of June 30, 2015, we had cash and cash equivalents totaling $129.0 million. In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, that we can generate substantial product revenues, we expect to finance our cash needs through equity or debt financings and, potentially, collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of June 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

	(in thousands)
Net cash used in operating activities	$(21,658)	$(10,899)
Net cash used in investing activities	(206)	(117)
Net cash provided by (used in) financing activities	75,508	(1,368)
Net Cash Used in Operating Activities
Net cash used in operating activities was $21.7 million during the six months ended June 30, 2015 and consisted of our net loss of $19.9 million offset by non-cash charges of $3.0 million for stock-based compensation expense and the net change in operating assets and liabilities of $4.8 million.
Net cash used in operating activities was $10.9 million during the six months ended June 30, 2014 and consisted of our net loss of $14.3 million offset by non-cash charges of $0.5 million for stock-based compensation expense, and a $4.2 million non-cash loss for the revaluation of convertible preferred stock warrant liabilities. The net change in operating assets and liabilities was $1.3 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively, and primarily relates to the purchase of property and equipment, primarily lab equipment to support research and development efforts.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $75.5 million for the six months ended June 30, 2015, which consisted of $75.4 million in net proceeds received from our secondary offering and cash received for the exercise of stock options and purchase of ESPP shares. Net cash used in financing activities was $1.4 million for the six months ended June 30, 2014 and consisted of offering related expenses for our initial public offering.
Contractual Obligations and Contingent Liabilities
During the six months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014 except for the following:

In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of their intradermal delivery device in certain of our clinical trials. In connection with the execution of the agreement, we committed to pay an upfront fee of $600,000 for access and rights to use their device. The upfront fee was paid in July 2015. In addition, we agreed to pay milestone fees up to an aggregate of $4.5 million upon the achievement of certain future clinical milestones.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (JOBS Act) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period; and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2015, we had cash and cash equivalents of $129.0 million consisting of bank deposits and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. Additionally, our cash balances deposited in a bank in the United States may be in excess of insured levels.
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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes to the Legal Proceedings disclosed in our quarterly report on Form 10-Q for the three-month period ended March 31, 2015.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and six months ended June 30, 2015, we reported net losses of $10.5 million and $19.9 million, respectively, compared with a net losses of $6.1 million and $14.3 million for three and six months ended June 30, 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $110.7 million.
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
On or about July 24, 2014, TVS also filed a motion for expedited proceedings in support of an anticipated motion for preliminary injunction. On August 8, 2014, the court granted TVS’ motion for expedited proceedings and set a hearing date in mid-November 2014 for TVS’ anticipated motion for preliminary injunction. In September 2014, TVS filed a motion to postpone the hearing date and delay the proceedings it previously sought to expedite. The court granted the motion and set a new date for the hearing. On or about December 15, 2014, TVS filed a motion for a preliminary injunction seeking, among other things, to enjoin us from making any use of lentiviral vectors pending final resolution of the litigation. A hearing was held on TVS’s motion in January 2015.
By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined at a full trial. A trial date has not yet been set. We cannot predict the outcome of any trial on the merits. The Chancery Court ruled that TVS had not established a reasonable probability of success on the merits of most, but not all, of its claims. If we receive an adverse judgment, we could be subject to the payment of damages, which could have a material adverse effect on our financial position and results of operations. In addition, the Chancery Court could enter injunctive or other equitable relief of unknown scope, which could delay or prevent further development of CMB305, LV305 or other product candidates from our ZVex platform.
We have transitioned the manufacture of our lentiviral vectors to a new manufacturer to mitigate the risk of future supply interruptions. However, in the event we are unable to use any lentiviral vectors manufactured from our current manufacturer or any future manufacturer or the clinical data from the ongoing clinical trials of CMB305, LV305, prevented from conducting any new clinical trials using lentiviral vectors or otherwise prevented from developing, using or producing products using lentiviral vectors as a result of an injunction ordered by the Delaware Chancery Court after a trial on the merits or any other legal proceeding, the development of LV305 or any other product candidates from our ZVex platform could be substantially delayed and our business could be harmed. We also cannot be certain that TVS will not bring separate actions against us or our current or any future contract manufacturer which we may use to produce lentiviral vectors. Any such litigation could lead to delays in manufacturing doses of, or developing, CMB305, LV305 or other products candidates from our ZVex platform.
Ongoing legal proceedings with TheraVectys SA are time consuming and expensive and constitute a significant distraction to management, which could adversely affect our ability to execute on our business plan and have a material adverse effect on our business.
TVS is simultaneously pursuing its legal proceeding against us in the Chancery Court of the State of Delaware and a separate patent opposition proceeding at the EPO. While we did not initiate these proceedings, we are obligated to vigorously defend the company and protect our intellectual property. Litigation is expensive, particularly given the multiple jurisdictions and actions brought by TVS. The costs of defending these actions and protecting our rights have a material adverse effect on our results of operations through at least 2015. In addition, managing these actions is time consuming and results in significant distraction of management and operational resources, which could have a material adverse effect on our ability to execute on our business plan.
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
As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required may vary depending on factors such as the product candidate, the condition being evaluated, results of the previous trial and regulations or guidance applicable to any particular product candidate. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not demonstrate the safety or efficacy of our product candidates. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. If our product candidates fail to meet the necessary safety or efficacy endpoints, we may not be able to receive regulatory approval.
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
We have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•
efforts by TVS or others to slow down our clinical development, including through the entry of a permanent injunction or other equitable relief by the Chancery Court of Delaware after a trial on the merits in our ongoing litigation with TVS;

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

•	the willingness of the target patient population to try new therapies based on new technologies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	relative convenience, frequency and ease of administration;

•	the frequency and severity of adverse events;

•	the effectiveness of sales and marketing efforts; and

•	unfavorable publicity relating to the product candidate.
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
Although there are only a few approved in vivo immuno-oncology therapies, there are numerous currently approved therapies to treat cancer. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. It may be difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.
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
Moreover, the recently enacted Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or that are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. In the European Union, the Falsified Medicines Directive imposes similar requirements which are expected to add materially to product costs.
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
Risks Related to our Dependence on Third Parties
We rely on the assistance of third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with budgets and other financial obligations or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates in a timely or cost-effective manner.
We rely, and expect to continue to rely, on the assistance of third-party CROs to conduct our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or accurately predict the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on the assistance of third parties to conduct our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they do not carry out the trials in accordance with budgeted amounts, if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated or may become prohibitively expensive, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
We currently depend on third parties for the development and commercialization of our non-cancer treatment product candidates.
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
In addition, we could be adversely affected by:

•	our partners’ failure to timely perform their obligations under our agreements;

•	our partners’ failure to timely or fully develop or effectively commercialize the product candidates; and

•	a material contractual dispute between us and our partners.
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
Moreover, if we fail to establish and maintain additional development collaborations related to our product candidates:

•	the development of certain of our current or future product candidates may be impaired or delayed;

•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and

•	we will bear all of the risk related to the development of any such product candidates.
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

We have no internal manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.
We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We have limited experience in manufacturing our product candidates, and we lack the resources and the capabilities to do so on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party contract manufacturing organizations, or CMOs, to produce bulk drug substance and formulated drug products as well as fill/finish required for our clinical trials. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture commercial quantities of our product candidates. We do not have a long-term commercial supply arrangement in place with any of our contract manufacturers. If we need to identify additional manufacturers, we may experience delay and additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.
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
The components of our product candidates are difficult to make and require technical expertise. No manufacturer currently has the experience or ability to produce our vectors and product candidates at commercial levels. Our CMOs may encounter technical or scientific issues related to manufacturing or process development that we may be unable to resolve in a timely manner or with available funds, which could delay our clinical trials.
We currently obtain several components of our product candidates, such as the full length NY-ESO-1 protein in CMB305, from a single source. The loss of our current CMO could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays. If we utilize an alternative source, we may be required to demonstrate comparability of the drug product before releasing the product for clinical use.
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
There are no assurances that our patent counsel, lawyers or advisors have given us correct advice or counsel. Opinions from such patent counsel or lawyers may not be correct or based on incomplete facts. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our or our licensor’s patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. Our and our licensors’ or licensees’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
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
As of June 30, 2015, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Certain of our existing stockholders are subject to lockup agreements with the underwriters of our follow-on public offering, which we closed in April 2015. At the close of trading on July 14, 2015, approximately 7,981,214 shares, which were subject to lock-up agreements, became eligible for sale.
Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the six months ended June 30, 2015 was approximately 100,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.
The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. As noted above, our common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
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
On July 23, 2014, our registration statement on Form S-1 (File No. 333-196979) relating to the IPO was declared effective by the SEC, pursuant to which we registered an aggregate of 5,750,000 shares of our common stock for an aggregate offering amount of $74.9 million. On July 29, 2014, we issued and sold 5,000,000 shares of our common stock at an initial public offering price of $12.00 per share. In August 2014, we sold an additional 410,564 shares of our common stock directly to the underwriters when they partially exercised their over-allotment option at $12.00 per share. We sold an aggregate of 5,410,564 shares of our common stock in the IPO and received net proceeds of $57.8 million, after deducting underwriting discounts and commissions of $4.5 million and expenses of $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. On August 26, 2014, we completed the IPO. Jefferies LLC and Leerink Partners LLC acted as joint book-running managers and Wells Fargo Securities, LLC acted as lead manager for the IPO.

We expect to use the net proceeds from the IPO: (i) to fund Phase 2 clinical trials of CMB305, including completion of a randomized, clinical trial in a high-incidence tumor; (ii) to fund an exploratory trial of LV305 with a checkpoint inhibitor in melanoma patients who have had an inadequate response to anti-PD1 therapy; (iii) to fund an additional Phase 1 clinical trial of G100 in a second indication; and (iv) for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from the IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Immune Design Corp.
(Registrant)

Date:	August 12, 2015	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2015	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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

10.1	Separation and Consulting Agreement, between the Company and J. Paul Rickey, dated May 31, 2015.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flow and (v) Notes to Financial Statements.

*
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.