Form 10-Q
period 2015-09-30
Immune Design Corp.
filed 2015-11-12
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of November 6, 2015, the number of outstanding shares of the registrant’s common stock was 20,143,215.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,490	$75,354
Accounts receivable	3,143	1,970
Inventory	307	25
Prepaid expenses	1,425	633
Total current assets	125,365	77,982
Property and equipment, net	532	401
Total assets	$125,897	$78,383
Liabilities, preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$2,679	$6,903
Accrued liabilities	3,948	5,001
Deferred rent, current	52	43
Total current liabilities	6,679	11,947
Other noncurrent liabilities	49	90
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2015 (unaudited) and December 31, 2014; 20,142,715 and 16,878,817 shares issued and outstanding at September 30, 2015 (unaudited) and December 31, 2014, respectively	20	17
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	237,242	157,092
Accumulated deficit	(118,093)	(90,763)
Total stockholders’ equity	119,169	66,346
Total liabilities, preferred stock and stockholders’ equity	$125,897	$78,383
The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNE DESIGN CORP.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Revenues:
Licensing revenue	$3,500	$3,500	$3,500	$4,500
Product sales	824	44	932	133
Other, net	329	—	3,939	—
Total revenues	4,653	3,544	8,371	4,633
Operating expenses:
Cost of product sales	298	31	421	63
Research and development	8,263	5,988	24,209	13,949
General and administrative	3,506	4,082	11,086	7,378
Total operating expenses	12,067	10,101	35,716	21,390
Loss from operations	(7,414)	(6,557)	(27,345)	(16,757)
Interest and other income	7	2	15	3
Change in fair value of convertible preferred stock warrant liability	—	(127)	—	(4,277)
Net loss attributable to common stockholders	$(7,407)	$(6,682)	$(27,330)	$(21,031)
Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(0.55)	$(1.45)	$(4.85)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	20,131,260	12,128,810	18,822,517	4,332,480
The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNE DESIGN CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(27,330)	$(21,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177	177
Stock-based compensation expense	4,451	878
Revaluation of convertible preferred stock warrant liability	—	4,277
Changes in operating assets and liabilities:
Accounts receivable	(1,173)	37
Inventory	(282)	(464)
Prepaid expenses	(792)	(609)
Accounts payable	(4,224)	2,204
Accrued liabilities	(1,064)	1,763
Deferred rent	(21)	(16)
Net cash used in operating activities	(30,258)	(12,784)
Investing activities
Purchases of property and equipment	(308)	(191)
Net cash used in investing activities	(308)	(191)
Financing activities
Issuance of common stock in public offering, net of offering costs	75,359	57,807
Proceeds from exercise of preferred stock warrants	—	8,150
Proceeds from exercise of stock options and employee stock purchases	343	19
Net cash provided by financing activities	75,702	65,976
Net increase in cash and cash equivalents	45,136	53,001
Cash and cash equivalents, beginning of period	75,354	30,387
Cash and cash equivalents, end of period	$120,490	$83,388
Supplemental cash flow information
Conversion of shares of preferred stock into shares of common stock	$—	$81,394
Conversion of preferred stock warrants into shares of common stock	$—	$7,613
The accompanying notes are an integral part of these unaudited condensed financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex™ and GLAAS™. Our primary product candidates, CMB305 and G100, utilize multiple immuno-oncology approaches and are in multiple Phase 1 trials, as well as a randomized Phase 2 trial studying CMB305 plus atezolizumab compared to atezolizumab alone. CMB305 is a prime-boost approach, in which LV305 from our ZVex platform is dosed sequentially with G305 from our GLAAS platform. Although we are focusing our development efforts on CMB305 and G100, we have an ongoing expansion trial of LV305 alone at the highest dose studied in its dose-escalation Phase 1 trial. We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have an additional facility in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). To conform with GAAP, the preparation of our financial statements requires management to make judgments, assumptions, and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. Estimates are used for, but not limited to, accruals for clinical trial activity, other accrued liabilities, and assumptions used in determining stock-based compensation expenses and convertible preferred stock warrant liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ materially from those estimates.
Unaudited Interim Financial Information
The accompanying unaudited condensed financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 and the related interim information contained within the notes to the condensed financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for other future interim periods or years.
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
Reverse Stock Split
On July 14, 2014, we filed an amendment to our amended and restated certificate of incorporation, effecting a 1-for-8.175 reverse stock split. All issued and outstanding stock and per share amounts contained in our condensed financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

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
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the three and nine months ended September 30, 2015 and 2014.
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
Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the customer is fixed or determinable and (4) collectability is reasonably assured. The evaluation of these revenue recognition criteria requires significant management judgment. For instance, we use judgment to assess collectability based on factors such as the customer’s creditworthiness and past collection history, if applicable. If we determine that collection of a payment is not reasonably assured, revenue recognition is deferred until receipt of payment. We also use judgment to assess

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

whether a price is fixed or determinable including, but not limited to, reviewing contractual terms and conditions related to payment terms.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, related to the recognition of revenue. ASU 2014-09 requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. Early adoption prior to that date is not permitted. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
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
The common stock equivalents issuable upon the conversion or exercise of the following dilutive securities has been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been antidilutive for the periods presented:

	September 30,
	2015	2014
	(unaudited)
Options to purchase common stock	2,307,967	1,820,595
Total outstanding shares of common stock equivalents	2,307,967	1,820,595
4. Fair Value of Financial Instruments
We measure and record cash and cash equivalents and convertible preferred stock warrant liabilities at fair value in the accompanying condensed financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is as follows:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Level 1 securities consist of highly liquid money market funds. The fair value of Level 1 assets has been determined using quoted prices in active markets for identical assets.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2015
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$117,632	$—	$—	$117,632

	December 31, 2014
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$73,098	$—	$—	$73,098
5. Inventory
Inventory consists of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Work in process	$290	$—
Finished goods	17	25
Total inventory	$307	$25

6. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Research and development services	$2,425	$1,845
Legal and professional services	320	1,253
Employee compensation	1,176	1,379
Unearned revenue	27	524
Total accrued liabilities	$3,948	$5,001

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

7. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. The lease commenced in February 2013 and continues through November 2016, with an option to extend the term for an additional month.
We also lease office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of September 30, 2015, no funds had been drawn on the letter of credit.
The terms of these leases provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease periods and accrue for rent expense incurred but not paid. As of September 30, 2015, the remaining aggregate non-cancelable rent payable under our leases is $2.0 million.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of their intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use their device. The upfront fee was capitalized to prepaid expenses on the accompanying condensed balance sheet and is being amortized to research and development expense over the related milestone period. As of September 30, 2015, $450,000 of the upfront payment remains in prepaid expenses and $150,000 has been amortized to research and development expense during the three months ended September 30, 2015. In addition, we agreed to pay certain future milestone fees up to an aggregate of $4.5 million upon the achievement of certain clinical milestones.
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
8. Series C Convertible Preferred Stock Warrant Liability
In October 2013, in connection with the issuance of our Series C convertible preferred stock, we issued fully exercisable warrants for the purchase of 1,975,532 shares of our Series C convertible preferred stock at an exercise price of $8.175 per share. In July 2014, immediately prior to the closing of the IPO, warrants representing 996,940 shares of common stock were exercised for $8.1 million in cash, and warrants representing 978,592 shares of common stock were automatically net exercised for a total of 311,923 shares of common stock. Upon exercise of the warrants, the convertible preferred stock warrant liability was reclassified to stockholders' equity. For the three and nine months ended September 30, 2014, respectively, we recorded a $127,000 and $4.3 million non-operating loss on our condensed statement of operations related to the change in fair value of the preferred stock warrant liability. As of September 30, 2015 there were no warrants outstanding.
9. License and Collaboration Agreements
Licenses Granted

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat a selected food allergy. Upon execution of the agreement, we received a $3.5 million upfront payment, recognized as revenue during the third quarter of 2014. The agreement provides for additional payments of up to $167.0 million based upon the attainment of certain development and commercialization milestones, and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months' written notice. We recognized $1.0 million in milestone revenue under this agreement for the three and nine months ended September 30, 2015.
In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune) pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Through September 30, 2015, we have recorded an aggregate of $8.0 million under the MedImmune license agreements. Under each license agreement, MedImmune is obligated to make additional aggregate payments of up to $62.9 million to $72.5 million, depending on the infectious disease indication, and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized milestone revenue under these license agreements of $2.5 million for the three and nine months ended September 30, 2015 and $1.0 million for the nine months ended September 30, 2014. No revenue was recognized under these agreements for the three months ended September 30, 2014.
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
Through September 30, 2015, we have recorded an aggregate of $2.3 million in upfront fees, milestone payments and sublicense revenue related to our sublicensees with IDRI. We expensed these amounts to research and development expense, as the rights had no alternative future use. We are obligated to pay IDRI up to $2.4 million in additional payments based on the achievement of certain developmental and regulatory milestones for the first GLA product, and up to $1.3 million in additional payments based on the achievement of certain developmental and regulatory milestones for each subsequent GLA product.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We make annual minimum royalty payments under the license. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage, if and when commercialized, if we should elect to continue development of the related technology; however, we may terminate

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

our development program at any time without further obligation to Caltech. In addition, we are required to pay Caltech up to an aggregate of $1.6 million in additional payments upon the achievement of certain regulatory and sales milestones.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 7 for additional information.
Collaborations
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus (HSV) immune therapy. Sanofi Pasteur and Immune Design will each contribute product candidates to the collaboration: Sanofi Pasteur will contribute HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and Immune Design will contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging Immune Design's GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any product developed from the collaboration. We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed statement of operations. For the three and nine months ended September 30, 2015, we recognized $329,000 and $3.9 million in revenue under this collaboration arrangement. As of September 30, 2015, we have an outstanding receivable of $177,000.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of September 30, 2015 or December 31, 2014.
Common Stock
We had 20,142,715 and 16,878,817 shares of common stock outstanding as of September 30, 2015 and December 31, 2014, respectively. Shares of common stock reserved for future issuance were as follows:

	September 30, 2015	December 31, 2014
	(unaudited)
Shares to be issued under the employee stock purchase plan	321,309	155,220
Shares to be issued upon exercise of outstanding stock options	2,307,967	1,907,091
Shares available for future stock option grants	1,334,553	1,274,067
Shares of common stock reserved for future issuance	3,963,829	3,336,378
Equity Incentive Plans
On January 1, 2015, in accordance with provisions of our 2014 Employee Stock Purchase Plan (2014 ESPP) the authorized shares available under the plan were increased by 168,788 shares. The initial offering period was from April 1, 2015 through June 30, 2015 and on June 30, 2015, 2,699 shares were purchased under the 2014 ESPP. The current offering period is from July 1, 2015 through December, 31, 2015. The 2014 ESPP expires on May 23, 2024,

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

or if earlier, at such time as all shares of common stock that may be made available for purchase under the 2014 ESPP have been issued.
On January 1, 2015, in accordance with provisions of our 2014 Omnibus Incentive Plan (2014 Plan), the authorized shares increased by 675,152 shares. There were a total of 2,084,913 shares of common stock authorized under the 2014 Plan as of September 30, 2015. The 2014 Plan expires on July 29, 2024, unless earlier terminated by our board of directors.
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2014	1,907,091	$4.16	8.16	$50,847
Granted (unaudited)	711,394	$27.50
Exercised (unaudited)	(213,790)	$1.39
Forfeited (unaudited)	(96,728)	$18.61
Outstanding at September 30, 2015 (unaudited)	2,307,967	$10.97	8.11	$14,549
Vested and expected to vest after September 30, 2015 (unaudited)	2,177,111	$10.59	8.06	$14,094
Exercisable as of September 30, 2015 (unaudited)	958,335	$2.80	7.06	$9,274

As of September 30, 2015, there was $13.9 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.0 years. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $4.9 million and $188,000, respectively.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized in our condensed statement of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Employee:
Research and development	$480	$131	$1,369	$274
General and administrative	866	220	2,811	449
Non-Employee:
Research and development	(8)	73	88	155
General and administrative	69	—	183	—
Total stock-based compensation expense	$1,407	$424	$4,451	$878
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
To estimate the fair value of our common stock prior to our IPO, our board of directors periodically determined the per share fair value of our common stock at various dates using valuations performed in accordance with the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. We performed these valuations contemporaneously as of December 31, 2012, October 16, 2013 and March 31, 2014. For financial reporting purposes, we also performed a retrospective valuation as of December 31, 2013. Upon the completion of our IPO, the fair value of our common stock has been determined by the trading value of our common stock on NASDAQ.
The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)

Weighted-average estimated fair value	$12.60	$12.05	$21.20	$6.91
Risk-free interest rate	1.64% - 1.86%	1.96% - 2.05%	1.50% - 1.86%	1.76% - 2.16%
Expected term of options (in years)	6.08	5.84 - 6.11	5.50 - 6.08	5.50 - 6.75
Expected stock price volatility	78% - 83%	90% - 93%	78% - 91%	90% - 93%
Expected dividend yield	—	—	—	—
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

On or about July 24, 2014, TVS also filed a motion for expedited proceedings in support of an anticipated motion for preliminary injunction. On August 8, 2014 the court granted TVS’ motion for expedited proceedings and set a hearing date in mid-November 2014 for TVS’ anticipated motion for preliminary injunction. In September 2014,

IMMUNE DESIGN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited)

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

By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined at a full trial. A trial date has not yet been set. On September 29 and 30, 2015, TVS and we participated in a voluntary non-binding mediation. However, to date we have not reached any agreement with TVS to settle this lawsuit and we may not be able to resolve the matter through mediation, in which case we intend to continue to vigorously defend this lawsuit. Due to the nature of the litigation and developments to date, we view a potential loss arising from this matter as reasonably possible. However, due to unresolved questions and issues that are critical to achieving settlement of this matter, if any, we cannot make a reasonable estimate of a potential loss, or range of loss, at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC).
Overview
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex™ and GLAAS™, which we believe have the potential to treat a broad cancer patient population. Our primary product candidates, CMB305 and G100, are in Phase 1 clinical trials, utilize multiple immuno-oncology approaches and, we believe, address the shortcomings of existing therapies. CMB305 is a “prime-boost” approach, in which an agent called LV305 from our ZVex platform is dosed sequentially with an agent from our GLAAS platform, G305. Although we currently intend to focus our ZVex-based development efforts on CMB305, we have an ongoing expansion trial of LV305 at the highest dose studied in its dose-escalation Phase 1 trial. Because of the mechanism of action of both approaches, we believe the combination of our product candidates with a checkpoint inhibitor should increase the clinical benefit to patients, as compared to either approach alone. To that end, we have established clinical collaborations with each of Merck and Genentech covering three of our clinical trials. In the first case, Merck will contribute KEYTRUDA® (pembrolizumab), its anti-PD-1 therapy, to both our planned G100 Phase 1 clinical trial in patients with Non-Hodgkin’s Lymphoma, as well as an arm of the LV305 Phase 1 expansion trial in melanoma patients who have an inadequate response to anti-PD-1 therapy. Genentech, in contrast, is providing atezolizumab, its investigational anti-PD-L1 therapy, to our randomized Phase 2 clinical trial for patients with selected soft tissue sarcomas. We are the sponsor of these three clinical trials, and none of the parties to these arrangements have transferred any rights to their products to the other.
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
Our net loss was $7.4 million and $27.3 million for the three and nine months ended September 30, 2015, respectively, compared to $6.7 million and $21.0 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $118.1 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
Management’s discussion and analysis of financial condition and results of operations is based upon the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended.
Third Quarter 2015 and Other Recent Highlights
In November 2015, we announced the dosing of the first patient in our randomized Phase 2 clinical trial of CMB305, combined with Genentech’s investigational thereapy, atezolizumab. The open label trial is designed to evaluate the safety and efficacy of CMB305 in combination with atezolizumab versus atezolizumab alone in up to 80 patients with locally advanced, relapsed, or metastatic synovial sarcoma or myxoid/round-cell liposarcoma expressing the NY-ESO-1 cancer testis antigen. We are the sponsor of this clinical trial, and neither party has transferred any rights to their products to the other.
In August 2015, we announced the establishment of clinical collaborations with each of Merck and Genentech covering three of our clinical trials. In the first case, Merck will contribute KEYTRUDA® (pembrolizumab), its anti-PD-1 therapy, to both our planned G100 Phase 1 clinical trial in patients with Non-Hodgkin’s Lymphoma, as well as the LV305 Phase 1 expansion arm in melanoma patients who have an inadequate response to anti-PD1 therapy. Genentech, in contrast, is providing atezolizumab, its investigational anti-PD-L1 therapy, to our randomized Phase 2 trial for patients with selected soft tissue sarcomas. We are the sponsor of these three clinical trials, and none of the parties to these arrangements have transferred any rights to their products to the other.

In May 2015, we announced the presentation of positive clinical data from three immuno-oncology Phase 1 studies at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting. The three trials provide first-in-human clinical data with our immuno-oncology cancer agents, LV305, G305, and G100, which are designed to generate anti-tumor immunity. LV305 and G305 are individually active agents that we administer in sequence to form the product candidate called CMB305, our prime-boost approach targeting the tumor-associated antigen, NY-ESO-1. G100, in contrast, is a potent toll-like receptor-4 (TLR4) agonist that is being administered intratumorally to activate local and systemic immunity.
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
Financial Overview
Revenue
Collaboration and Licensing Revenue
We derive our revenue from collaboration and licensing agreements and the sale of GLA products associated with material transfer, collaboration and supply agreements. We may generate revenue in the future from payments from future license or collaboration agreements, product sales or government contracts and grants. We expect that any revenue we generate will fluctuate from quarter to quarter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
	(unaudited)
Direct research and development expense by platform:
ZVex	$4,911	$2,952	$11,712	$6,844
GLAAS	656	995	1,747	2,044
G103	314	—	3,735	—
Other	—	33	—	63
Total direct research and development program expense	5,881	3,980	17,194	8,951
Indirect research and development expense by type:
Personnel related costs	2,003	1,692	5,920	3,946
Research and development supplies and services	141	159	408	519
Allocated facility, equipment, travel and other expense	238	157	687	533
Total indirect research and development expense	2,382	2,008	7,015	4,998
Total research and development expense	$8,263	$5,988	$24,209	$13,949

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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations
Comparison of Three Months Ended September 30, 2015 and 2014
The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
	(unaudited)
Total revenues	$4,653	$3,544	$1,109
Operating expenses:
Cost of product sales	298	31	267
Research and development	8,263	5,988	2,275
General and administrative	3,506	4,082	(576)
Total operating expenses	12,067	10,101	1,966
Loss from operations	(7,414)	(6,557)	(857)
Interest and other income	7	2	5
Change in fair value of convertible preferred stock warrant liability	—	(127)	127
Net loss attributable to common stockholders	$(7,407)	$(6,682)	$(725)
Total Revenues and Cost of Product Sales
The $1.1 million increase in total revenues was primarily attributable to $0.8 million increase in product sales and a $0.3 million increase in other revenue associated with contract research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. License revenue remained constant over the two periods and for the three months ended September 30, 2015 included $1.0 million recognized under the Sanofi agreement and $2.5 million recognized under the MedImmune agreement compared to $3.5 million recognized under the Sanofi agreement during the three months ended September 30, 2014. There was no license revenue recognized under the MedImmune agreement for the three months ended September 30, 2014. The increase in cost of product sales is attributable to the increase in product sales.
Research and Development Expenses
The $2.3 million increase in research and development expenses was primarily attributable to an increase of $0.3 million to support research and development and contract manufacturing of G103, which is primarily paid for under the Sanofi Pasteur G103 collaboration agreement, and an increase of $1.0 million and $0.8 million primarily for contract manufacturing and clinical trials, respectively, for LV305 and CMB305. Additionally, there was an increase of $0.2 million in personnel-related expenses, including stock-based compensation, as a result of growth in research and development headcount to support our advancing research and clinical pipeline.
General and Administrative Expenses
The $0.6 million decrease in general and administrative expenses was primarily attributable to a decrease of $1.5 million in legal costs related to defending our ongoing litigation. This decrease was partially offset by increases of $0.1 million in facility-related costs and a $0.8 million in personnel-related expenses, including stock based compensation, primarily related to an increase in administrative headcount to support the growth and expansion of our business.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Immediately prior to the closing of our initial public offering (IPO) in July 2014, all preferred stock warrants were exercised or net exercised in full and the preferred shares issued upon exercise or net exercise were automatically converted to common stock upon the closing of the IPO. Accordingly, no related periodic fair value adjustment was recorded during the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2015 and 2014
The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014
	(in thousands)
	(unaudited)
Total revenues	$8,371	$4,633	$3,738
Operating expenses:
Cost of product sales	421	63	358
Research and development	24,209	13,949	10,260
General and administrative	11,086	7,378	3,708
Total operating expenses	35,716	21,390	14,326
Loss from operations	(27,345)	(16,757)	(10,588)
Interest and other income	15	3	12
Change in fair value of convertible preferred stock warrant liability	—	(4,277)	4,277
Net loss attributable to common stockholders	$(27,330)	$(21,031)	$(6,299)
Total Revenues and Cost of Product Sales
The $3.7 million increase in total revenues was attributable to the $3.9 million of collaboration revenue recognized during the nine month period ended September 30, 2015 associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. There was no such collaboration revenue recorded in the nine month period ended September 30, 2014. Additionally, net product sales increased by $0.4 million. This was offset by a decrease in license revenue of $1.0 million compared to the same period in prior year. During the nine month periods ended September 30, 2015 and 2014, we recognized $2.5 million and 1.0 million, respectively, of revenue under the MedImmune license agreement and $1.0 million and $3.5 million, respectively, of revenue under the Sanofi license agreement.
Research and Development Expenses
The $10.3 million increase in research and development expenses was primarily attributable to an increase of $3.7 million to support research and development and contract manufacturing of G103, which is primarily paid for under the Sanofi Pasteur G103 collaboration and an increase of $2.9 million and $1.8 million primarily for contract manufacturing and clinical trials, respectively, for LV305 and CMB305. Additionally, there was an increase of $1.9 million in personnel-related expenses, including stock based compensation as a result of growth in research and development headcount to support our advancing research and clinical pipeline.
General and Administrative Expenses
The $3.7 million increase in general and administrative expenses was primarily attributable to a $3.7 million increase in personnel-related expenses, including stock based compensation, primarily related to an increase in administrative headcount to support the growth and expansion of our business, a $0.7 million increase in professional service fees to support our operations as a public company and a $0.6 million increase in facility and office costs. This increase was partially offset by a $1.3 million decrease in legal services related to defending our ongoing litigation, patents and corporate legal services.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
Immediately prior to the closing of our initial public offering (IPO) in July 2014, all preferred stock warrants were exercised or net exercised in full and the preferred shares issued upon exercise or net exercise were automatically converted to common stock upon the closing of the IPO. Accordingly, no related periodic fair value adjustment was recorded during the nine months ended September 30, 2015.
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
As of September 30, 2015, we had cash and cash equivalents totaling $120.5 million. In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of September 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required under our existing or future in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation, judgments or settlements;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014

	(in thousands)
Net cash used in operating activities	$(30,258)	$(12,784)
Net cash used in investing activities	(308)	(191)
Net cash provided by financing activities	75,702	65,976

Net Cash Used in Operating Activities
Net cash used in operating activities was $30.3 million during the nine months ended September 30, 2015 and consisted of our net loss of $27.3 million, partially offset by non-cash charges of $4.5 million for stock-based compensation expense and the net decrease in operating assets and liabilities of $7.5 million.
Net cash used in operating activities was $12.8 million during the nine months ended September 30, 2014 and consisted of our net loss of $21.0 million offset by non-cash charges of $0.9 million for stock-based compensation expense, and a $4.3 million non-cash loss for the revaluation of convertible preferred stock warrant liabilities. The net change in operating assets and liabilities was $3.0 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively, and primarily relates to the purchase of property and equipment, primarily lab equipment to support research and development efforts.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $75.7 million for the nine months ended September 30, 2015, which consisted of $75.4 million in net proceeds received from our secondary offering and cash received for the exercise of stock options and purchase of ESPP shares. Net cash provided by financing activities was $66.0 million for the nine months ended September 30, 2014 and primarily consisted of $57.8 million in net proceeds from the IPO and $8.1 million from the cash exercise of the preferred stock warrants.
Contractual Obligations and Contingent Liabilities
During the nine months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014 except for the following:

In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of their intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use their device . The upfront fee was capitalized to prepaid expenses on the accompanying condensed balance sheet and is being amortized to research and development expense over the related milestone period. As of September 30, 2015, $450,000 of the upfront payment remains in prepaid expenses and $150,000 has been amortized to research and development expense. In addition, we agreed to pay milestone fees up to an aggregate of $4.5 million upon the achievement of certain future clinical milestones.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2015, we had cash and cash equivalents of $120.5 million consisting of bank deposits and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. Additionally, our cash balances deposited in a bank in the United States may be in excess of insured levels.
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

By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined at a full trial. A trial date has not yet been set. On September 29 and 30, 2015, we and TVS participated in a voluntary non-binding mediation. However, to date we have not reached any agreement with TVS to settle this lawsuit.

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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and nine months ended September 30, 2015, we reported net losses of $7.4 million and $27.3 million, respectively, compared with a net losses of $6.7 million and $21.0 million for three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $118.1 million.
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
Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required under our existing or future in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation, judgments or settlements;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
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
On September 29 and 30, 2015, TVS and we participated in a voluntary non-binding mediation. However, to date we have not reached any agreement with TVS to settle this lawsuit.
We have transitioned the manufacture of our lentiviral vectors to a new manufacturer to mitigate the risk of future supply interruptions. However, in the event we are unable to use any lentiviral vectors manufactured from our current manufacturer or any future manufacturer or the clinical data from the ongoing clinical trials of CMB305 or LV305, prevented from conducting any new clinical trials using lentiviral vectors or otherwise prevented from developing, using or producing products using lentiviral vectors as a result of an injunction ordered by the Delaware Chancery Court after a trial on the merits or any other legal proceeding, the development of LV305 or any other product candidates from our ZVex platform could be substantially delayed and our business could be harmed. We also cannot be certain that TVS will not bring separate actions against us or our current or any future contract manufacturer which we may use to produce lentiviral vectors. Any such litigation could lead to delays in manufacturing doses of, or developing, CMB305, LV305 or other products candidates from our ZVex platform.
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
All of our product candidates are in early stages of development, including product candidates that are in Phase 1 and Phase 2 clinical development, and they will require extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review by the FDA, or whether any BLA will be approved upon review.
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

•	delays in initiating clinical trial sites to conduct our clinical trials and reaching agreement on acceptable terms and budgets with prospective clinical trial sites;

•	delays in, or failure to obtain, approval from institutional review boards, or IRBs, or ethics committees, or ECs, or institutional biosafety committees, to begin clinical trials at study sites;

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

•	delays in having patients enroll in a trial, complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to side effects, disease progression or other reasons;

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

•
slow enrollment because of the perceived risk by patients of contracting HIV because the viral vector we use in LV305 and CMB305 was constructed from genetic sequences, some of which were derived from HIV;

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
Our product candidates may cause undesirable side effects or have other properties that could halt clinical trials or prevent their regulatory approval, limit the commercial scope of their approved uses, or result in significant negative consequences following any marketing approval.
Undesirable side effects caused by our product candidates, alone or in combination with other therapies used in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In such an event, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate or class of product candidates or otherwise materially harm the commercial prospects for the product candidate, if approved, and could significantly harm our business, results of operations and prospects.
We may be required to suspend, repeat, redesign or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices, or cGCP, or other applicable foreign government guidelines. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs and ECs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current Good Manufacturing Practices, or cGMP. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

•	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites;

•	the product candidate may have unforeseen adverse side effects;

•	deficiencies in the trial design necessary to adequately demonstrate efficacy;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	the product candidate may not appear to be more effective than current therapies; or

•	the quality or stability of the product candidate may fall below acceptable standards.
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
The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.
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
In order to market and sell our products in jurisdictions outside the United States, we must obtain separate marketing approvals for those jurisdictions and comply with their numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, if regulatory approval for any of our product candidates is granted, it may be later withdrawn. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in countries outside of the United States may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

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
In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to administrative, civil and criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal civil False Claims Act, which allows any individual to bring a lawsuit against an individual or entity, including a pharmaceutical or biopharmaceutical company on behalf of the federal government alleging the knowing submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment or approval by a federal program such as Medicare or

Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual initiating the lawsuit will share in any fines or settlement funds. These False Claims Act lawsuits against pharmaceutical and biopharmaceutical companies have increased significantly in number and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical or biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation, which would have a material adverse effect on our business, financial condition and results of operations. Promotion prior to marketing approval or for off-label uses may also give rise to criminal prosecution in the European Union.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the immuno-oncology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.
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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2%, starting in 2013. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, and Public Law 113-82, enacted on February 15, 2014, expanded sequestration through fiscal year 2024. These cuts will remain in effect unless Congress repeals or amends the reductions in future legislation. Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.
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
Moreover, if we fail to establish and maintain additional development collaborations related to our product candidates:

•	the development of certain of our current or future product candidates may be impaired or delayed;

•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise devote resources and develop expertise, such as sales and marketing expertise, for which we have not budgeted; and

•	we will bear all of the risk related to the development of any such product candidates.
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
Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace our CMOs in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs.
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
Our success depends in significant part on our and our licensors’ and licensees’ ability to establish, maintain and protect patents and other intellectual property rights and operate without infringing the intellectual property rights of others. We have filed patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have discovered. We have also licensed from third parties rights to patent portfolios. Some of these licenses give us the right to prepare, file and prosecute patent applications and maintain and enforce patents we have licensed, and other licenses may not give us such rights.
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
As of September 30, 2015, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act as well as rules subsequently implemented by the SEC and NASDAQ that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.
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
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the nine months ended September 30, 2015 was approximately 100,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.
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

Immune Design Corp.
(Registrant)

Date:	November 12, 2015	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2015	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Comprehensive Loss, (iii) the Condensed Statements of Cash Flow and (iv) Notes to Condensed Financial Statements.

*
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.