Form 10-K
period 2015-12-31
Immune Design Corp.
filed 2016-03-15
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2015, the aggregate market value of the 20,115,869 shares of Common Stock held by non-affiliates of the registrant was approximately was $249.9 million, computed by reference to the closing price as reported on The NASDAQ Global Market. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of March 7, 2016, the registrant had 20,153,202 shares of common stock, par value $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement, or the Proxy Statement, for the 2016 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

In this report, unless otherwise stated or as the context otherwise requires, references to “Immune Design,” “the Company,” “we,” “us,” “our” and similar references refer to Immune Design Corp. The Immune Design logo, “ZVex” and “GLAAS” are our unregistered trademarks. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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
Forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our expenses, use of proceeds, future revenues, anticipated capital requirements and our needs for additional financing;

•	the implementation of our business model and strategic plans for our business and technology;

•	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;

•	the expected results of any clinical trial and the impact on the likelihood or timing of any regulatory approval;

•	the scope of protection we establish and maintain for intellectual property rights covering our technology;

•	the timing or likelihood of regulatory filings and approvals;

•	the timing and outcome of any current or future litigation;

•	developments relating to our competitors and our industry; and

•	our expectations regarding licensing, acquisitions and strategic operations.
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

ii

PART I
Item 1. Business
Overview
We are a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells to fight cancer. Our two primary product candidates, CMB305 and G100, utilize distinct immuno-oncology approaches that, we believe, address the shortcomings of existing therapies and have the potential to treat a broad patient population either as individual therapies or in combination with other mechanisms of action. We have also been executing a strategy to partner individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream economics while preserving growth opportunity in the future. The following is our primary oncology product development pipeline produced by our two discovery platforms, ZVexTM and GLAASTM:

•
CMB305 is a prime-boost approach targeting the NY-ESO-1 tumor antigen, in which an agent called LV305 from our ZVex platform is dosed sequentially with an agent from our GLAAS platform, G305. Both LV305 and G305 completed Phase 1 studies in 2014, the data for which we presented at the American Society of Clinical Oncology, or ASCO, meeting in 2015. CMB305 is currently in several stages of clinical development, including a randomized Phase 2 trial in patients with soft tissue sarcoma who receive either CMB305 combined with Genentech’s investigational cancer immunotherapy, atezolizumab (anti-PD-L1), or atezolizumab alone, pursuant to a collaboration with Genentech. In February 2016, we disclosed that patient data from a completed first-in-human dose-escalation study and a subset of patients from an expansion study of CMB305 showed that CMB305 was without dose-limiting toxicities and that a significant subset of CMB305-treated patients had NY-ESO-1-specific CD8 T cell responses that were generated or increased after therapy. In addition, we reported that patients who did respond immunologically had a greater degree of antigen-specific T cell response than that previously reported in the Phase 1 study of LV305 alone, which is consistent with the rationale of the prime-boost approach. Finally, we observed preliminary benefit in the form of progression-free rate in patients with soft tissue sarcoma. If given the opportunity, we plan to present these data at the 2016 ASCO meeting. With respect to the ongoing randomized Phase 2 trial, we expect data from a subset of patients to be available by the fourth quarter of 2016. We have received orphan drug designation in the US and EU for each component of CMB305 for soft tissue sarcoma, and if the ongoing trials produce a sufficiently robust clinical benefit for patients, we plan to pursue soft tissue sarcoma as the first indication for which we intend to seek regulatory approval for CMB305.

•
G100 was developed from the GLAAS platform and, in contrast to CMB305, leverages the range of endogenous neoantigens found in the tumor microenvironment. We recently completed a Phase 1 trial in patients with Merkel cell carcinoma, or MCC, and had previously disclosed an objective response rate of 50% per protocol in the first eight patients. In February 2016, we provided an update on the full 10 patients, disclosing that the safety profile continued to be acceptable, G100 significantly altered the tumor microenvironment in responding patients, and the objective responsive rate per protocol remained constant. If given the opportunity, we plan to present these data at the ASCO 2016 meeting. We intend to further develop G100 and recently dosed the first patient in a randomized Phase 1b/2 trial in patients with follicular non-Hodgkin Lymphoma in combination with local radiation and Merck’s anti-PD-1 agent, KEYTRUDA®, pursuant to a collaboration with Merck. We expect data from a subset of patients to be available by the first half of 2017.

For each of the ongoing clinical trials, although the data may be available as of a given date, we may elect to announce the results at an appropriate medical meeting.
We believe our approach to fighting cancer is the first of its kind. We utilize ZVex and GLAAS to develop product candidates that work in vivo and are designed to create and expand diverse armies of immune cells known as cytotoxic T lymphocytes, or CTLs, to fight tumors. An in vivo approach is preferred because it addresses both the cumbersome administration and the need for patient customization inherent in ex vivo approaches, such as engineered CD8 T cells. Although they have distinct mechanisms of action, we designed both CMB305 and G100 to convert “cold” tumors, or those without CTLs, to “hot” tumors, or those with CTLs specific for the antigens expressed by the tumor. The fundamental discoveries underlying ZVex originated with one of our founders, Nobel laureate David Baltimore, Ph.D. Dr. Baltimore and his colleagues theorized that a lentivirus, which is a virus that works in immune cells such as dendritic cells, or DCs, could be engineered to selectively deliver the specific genetic information of a tumor marker, called an antigen, directly to DCs in the skin. The expression of this antigen would trigger an immune response of CTLs to eliminate the tumor. In comparison, the core of the GLAAS platform is a highly potent synthetic stimulator of a specific cellular receptor called TLR4 that is present in DCs. Activation of DCs through TLR4 can safely trigger an anti-tumor immune response and synergize with CTLs generated by ZVex for what we believe will be a greater degree of tumor killing than either approach alone. We believe ZVex- and GLAAS-based product candidates have broad combination potential across the oncology landscape, such as in combination with checkpoint inhibitors in our two ongoing randomized studies and with other approaches, such as engineered T cells.

Immune Design's In Vivo Product Discovery Platforms
ZVex Platform
Induces targeted CTLs of choice to kill tumors
GLAAS Platform
Boosts CTLs and activates other key immune cells
LV305
Ongoing Expansion Trial:
single agent; and
combo with KEYTRUDA®
G305
Completed Phase 1 Trial
(development continues
solely as part of CMB305)
CMB305
Prime-Boost strategy
Phase 1 expansion ongoing
Randomized Phase 2 with atezolizumab in soft tissue sarcoma ongoing
G100
Intratumoral dendritic cell activation
MCC Phase 1 completed
Randomized Phase 1b/2 in Follicular NHL ongoing
Specific Antigen (NY-ESO-1) Approach
Intratumoral Immune Activation Approach

We were incorporated under the laws of the State of Delaware in February 2008. Since inception, we have focused our efforts on the research and development of in vivo immunotherapy treatments. Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors-Risks Related to Our Financial Position and Capital Needs.”
Our Strategy

•
Develop product candidates to treat a broad patient population. We believe our product candidates should benefit a wide range of patients because they are designed to create tumor-killing CTLs, could potentially target any tumor and have potential utility as both individual and multiple combination therapies.

•
Rapidly advance first-in-class immuno-oncology product candidates through clinical development. We intend to continue to execute a focused clinical development plan that takes selected product candidates through approval. We are initially focused on indications with a significant unmet need in targeted patient populations, such as CMB305 in soft tissue sarcoma. We intend to focus our initial development efforts on CMB305 and G100, while preserving the ability to separately develop LV305.

•
Leverage our platforms’ ability to address multiple tumor types to build a robust product pipeline. Our ZVex and GLAAS platforms allow us to select both conserved tumor antigens and neoantigens and create separate product candidates for potentially any tumor type. We believe this ability, and the potential of our vectors to simultaneously express antigens and immuno-regulatory molecules, will be a driver of our future growth beyond the current product candidates.

•
Selectively monetize non-oncology indications, while retaining optionality for future internal development. Both ZVex and GLAAS also have potential application in infectious disease and allergy. We have licensed the right to use the GLAAS platform in specific infectious disease and allergy indications to large pharmaceutical companies. These collaborations provide us with both near- and long-term potential revenue and external validation of our technology, while preserving optionality for future growth beyond oncology.

•
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
ZVex and GLAAS: Complementary and Productive Product Discovery Platforms
Cancer is characterized by abnormal cells that grow and proliferate, forming tumors. Under certain circumstances, these proliferating cells can metastasize throughout the body and produce deposits of tumor cells in distant sites. To be effective, cancer therapies must eliminate or control the growth of the cancer. Generally, foreign antigens on a cell trigger an immune response that results in the removal of disease-causing agents from the body. Cancer cells frequently display antigens that are unique to the tumor. However, the immune system may not have learned to distinguish between tumor cells and normal cells and, thus, may be unable to mount a strong anti-cancer response. Tumors also have various defense mechanisms that can prevent the immune system from recognizing their antigens and mounting an effective immune response.
ZVex is a discovery platform that uses a first-in-class vector to generate product candidates designed to create CTLs in vivo. A primary function of CTLs is the selective recognition and destruction of tumor cells. The ZVex vector is a delivery system based on a hybrid, re-engineered virus designed to carry the genetic information of selected tumor antigen(s) (in whole or selected epitopes) safely and selectively to DCs in the skin. DCs are the most important immune cells to target because they initiate the specific immune response that generates CTLs to kill the tumor. When injected into a cancer patient, a ZVex-based product candidates is designed to interact only with these DCs, delivering the tumor antigen(s) in the form of RNA. The DC then processes the RNA into a protein, splits it and presents the protein fragments outside of the cell to neighboring resting CD8 T cells, which are precursors to CTLs. When a CD8 T cell is presented with a new antigen protein fragment by the DC, it becomes activated and starts dividing, creating millions of CTLs that will kill tumor cells bearing that same specific tumor antigen epitopes. ZVex product candidates have the potential to carry the genetic material of different tumor antigens, including neoantigens, and therefore have the potential to target multiple types of cancers.
GLAAS, which stands for GLA Adjuvant Systems, is a discovery platform that also works in vivo and is based on a small synthetic molecule called GLA, which stands for glucopyranosyl lipid A. GLA selectively binds to the TLR4 receptor and causes potent activation of the DC. When GLA is accompanied by a tumor antigen and injected into a patient, the combination is taken up by DCs and leads to the production and expansion of immune cells called CD4 T helper lymphocytes. Similar to CTLs, these CD4 T cells will be specific to a tumor antigen, but unlike CTLs, they generally cannot kill antigen-bearing tumor cells. They do, however, play a key role in boosting the anti-tumor immune response by: (1) expanding the number and function of existing CTLs that are specific to the same tumor antigen; and (2) providing help to other immune cells, including B lymphocytes that produce antibodies and natural killer, or NK, cells that are also important in the overall anti-tumor immune response. We therefore believe that product candidates leveraging GLAAS with one or more tumor antigens will be effective in amplifying the anti-tumor activity of CTLs, as well as other beneficial anti-tumor mechanisms. In addition, we can leverage GLAAS to use a specific formulation of GLA alone, without an antigen, for direct tumor microenvironment immune activation. Like ZVex, GLAAS product candidates have the potential to target multiple types of cancers.
The combination of ZVex and GLAAS synergize to yield a more potent immune response called a heterologous prime-boost. The ZVex vector primes the immune system by triggering the generation of CTLs, while the GLA-activated CD4 T cells boost the immune response by expanding and enhancing the function of CTLs and other anti-tumor immune mechanisms.
The following data from an in vivo rodent model illustrate the effect on antigen-specific CTL generation when combining the ZVex and GLAAS platforms in a prime-boost. When used alone, the ZVex agent increased the CTLs from 0.05% to 3.16%, and when in combination with GLAAS, the percentage of antigen-specific CTLs in the rodents increased to 15.7%.

We are also studying a different combination of both platforms in a “prime-pull” strategy where a ZVex vector primes the immune system and G100 'pulls' CTLs to the tumor via intratumoral injection. Further combination potential also exists with other immuno-oncology modalities, such as the use of G100 to “pull” engineered T cells to a tumor. We believe that these combinations of different technologies have the potential to be first-in-class and best-in-class approaches that generate and expand CTLs and recruit them to the tumor.
Our Approaches to Treating Cancer
Immuno-oncology broadly refers to the modulation of the immune system to eradicate tumor cells and is often colloquially divided into two categories: “create and expand” the anti-tumor immune response, and “remove the brakes” placed on the immune response by the tumor’s defenses. In addition, we believe alteration of the tumor microenvironment, or TME, and trafficking of CTLs into the tumor are being increasingly recognized as important for the efficacy of any immunotherapy. Our platforms focus on the “create and expand” category and are designed to generate strong, tumor-specific CTLs and effector cells in vivo while addressing many of the shortcomings of previous approaches. Our platforms can generate individual product candidates, such as G100, or product candidates administered in sequence, such as CMB305. Additionally, we designed our therapies to be combined with other immuno-oncology therapeutic mechanisms such as checkpoint inhibitors from the “remove the brakes” category, which we believe will generate a greater anti-tumor response.
Our immuno-oncology product candidates are being developed in two separate strategies that we call the Specific Antigen and Endogenous Antigen/Intratumoral Immune Activation approaches.
Specific Antigen
Our Specific Antigen approach is based on the observation that human tumor cells make a variety of antigens that are not found in normal tissues, but are present in the patient’s tumor, so there is an opportunity to educate the immune system to recognize the tumor antigen and kill tumor cells expressing it. ZVex products carry RNA of a chosen antigen or selected epitopes of multiple antigens, including neoantigens, whereas GLAAS products are accompanied by a full-length protein of the same antigen or, potentially, a peptide representing the selected epitopes. We have generated a significant amount of preclinical data illustrating the desirable qualities of this approach. The following graph illustrates the ability of ZVex to generate an immune response against a self protein in an in vivo rodent tumor model, demonstrating the ability of ZVex to overcome immune tolerance, which is an important element of any potential cancer immunotherapy treatment.
For our first Specific Antigen product candidates, we have chosen a tumor-associated antigen named NY-ESO-1 that is expressed in a large number of solid and liquid tumors in varying degrees. We conducted an extensive search to choose NY-ESO-1, and we believe it is an attractive target for cancer immunotherapy due to its frequent expression in tumors, limited expression in normal tissue and its immunogenic potential. Among the antigens selected by the National Cancer Institute as the best targets for immunotherapy, only NY-ESO-1 and one other antigen have been shown to be tumor-specific. Our first two clinical programs targeting NY-ESO-1 from ZVex and GLAAS were LV305 and G305, respectively. LV305 delivers the RNA for NY-ESO-1, while G305 consists of a specific formulation of GLA and the full-length NY-ESO-1 protein. We administer LV305 and G305 in sequence to become CMB305, the heterologous prime-boost therapy. Although G305 may be an effective therapy with patients who have insufficient immune responses prior to treatment, we do not intend to develop it as a stand-alone product and believe it is more effective as part of CMB305. Also, although we have seen initial clinical benefit from LV305 as single agent in patients with soft tissue sarcoma, because we believe CMB305 will be more effective than LV305 alone, we intend to focus our development efforts on CMB305. We may, however, decide to separately develop LV305 at a later date.

We plan to test CMB305 first in two types of sarcoma, called synovial sarcoma and myxoid round cell liposarcoma. Synovial sarcoma is a rare form of cancer in the joints with a five-year and ten-year survival for people with Grade 3 tumors or metastatic disease of less than 25% and 15%, respectively. Myxoid round cell liposarcoma is a rare malignant tumor that most often occurs in the deep-seated soft tissues of the extremities. Approximately 50% of patients with synovial sarcoma and approximately 90% myxoid round cell liposarcoma express the NY-ESO-1 protein. The low incidence rates of these sarcomas qualifies each as an orphan disease, and we have received orphan drug designation for soft tissue sarcoma for both components of CMB305 in the US and EU, and may file for CMB305, as well. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees but does not provide any assurance of regulatory approval or expedite any regulatory review. However, these soft tissue sarcomas could be an ideal setting to show that CMB305 can provide clinical benefit to patients and, if the data are sufficiently robust, may provide an accelerated registration path.
For our future product candidates, we may investigate, among other things, the use of ZVex in the emerging neoantigen field, in which case we could deliver epitopes of interest to DCs to induce CTLs targeting the diverse set of epitopes. In addition, we may consider potential antigen targets from virally-caused tumors with known tumor antigens. Approximately 12% of human cancers may be caused by viruses, including human papillomavirus or hepatitis B virus. In the event the viral proteins interacting with the cell and inducing its malignant transformation are known and are immunogenic, they may qualify as future targets for our Specific Antigen approach.
Intratumoral Immune Activation
Unlike the Specific Antigen approach, the Intratumoral Immune Activation approach does not require a selected tumor antigen present in the cancer. It instead relies on endogenous or neoantigens released during tumor lysis by treatments such as chemotherapy or local radiation. G100 is injected directly into the tumor, and neighboring GLA-activated DCs then capture the diverse set of released antigens and generate a broad and varied immune response. Because local radiation is an effective way to cause tumor cell lysis in accessible tumors, we plan initially to evaluate tumors that are accessible to both local radiation and intratumoral administration.
In collaboration with Dr. Ronald Levy’s lab at Stanford University, we examined the administration of intratumorally-injected G100 in the A20 murine model that is used to represent lymphoma. In an oral presentation at the 2015 American Society of Hematology, or ASH, Annual Meeting, Dr. Levy’s lab presented data showing tumor growth inhibition in both injected tumors as well as uninjected tumors, known as an abscopal effect. In addition, G100 had an impact on the tumor microenvironment, changing it from a non-inflammatory state (“cold”) to an inflamed state (“hot”). Specifically, in the image above, responding animals remained tumor-free at least three months post G100 treatment and, without administration of additional G100, were resistant to secondary challenge with the same tumor type.
G100 is our Intratumoral Immune Activation product candidate being evaluated in multiple clinical trials, including a recently-completed Phase 1 study in patients with Merkel cell carcinoma, or MCC, and an investigator-sponsored trial at the Fred Hutchinson Cancer Research Center, or FHCRC, in in combination with radiation in patients with sarcoma. We recently completed a Phase 1 trial in patients with MCC, and had previously disclosed an objective response rate of 50% per protocol in the first eight patients. In February 2016, we provided an update on the full 10 patients, disclosing that the safety profile continued to be acceptable, G100 significantly altered the TME, and the objective responsive rate per protocol remained constant. We intend to further develop G100, and recently dosed the first patient in a randomized Phase 1b/2 trial in patients with follicular non-Hodgkin Lymphoma, or fNHL, in combination with local radiation and Merck’s anti-PD-1 agent, KEYTRUDA®, pursuant to a collaboration with Merck. The low incidence rates of NHL and MCC qualifies each as an orphan disease, and if we are able to obtain orphan drug designation from the FDA for G100 for NHL or MCC, we may be able to obtain certain benefits such as research tax credits and grant funding. Either disease could be an ideal setting to show that G100 can provide clinical benefit and may provide separate registration paths.
Our Product Candidates in Development
Our clinical-stage oncology product candidates are depicted in the following diagram:

The following table sets forth the projected 2016 incidence rate of several tumor types we are exploring in our clinical trials:

TUMOR TYPE	Projected 2016 New Cases in the United States[1]
Lung & Bronchus	224,390
Ovarian	22,280
Melanoma	76,380
Soft Tissue Sarcoma (STS)	12,310
Synovial Sarcomas (4.6% of all STS)	560
Myxoid/Round Cell Liposarcomas (10% of all STS)	1,230
Non-Hodgkin Lymphoma (NHL)	72,580
Follicular Non-Hodgkin Lymphoma (20% of all NHL)	14,510
Merkel Cell Carcinoma	1,600
1. Approximate projections for the United States only. Not all patient tumors express NY-ESO-1; for the Specific Antigen approach, we require patients’ tumors to express NY-ESO-1 protein.
CMB305
We believe that prime-boost therapies are an optimal way to trigger a robust immune response. This is particularly true when distinct, but complementary, parts of the immune response are stimulated. Based on the predicted mechanisms of action in the prime-boost, our preclinical studies on point and early CMB305 clinical data, we expect CMB305 to have synergistic effects and induce a stronger anti-tumor CTL response than either of its components alone. In addition to increasing the magnitude of the CTL response, we expect this approach to generate memory CTLs with long-term immune surveillance, as well as enhance other immune system anti-tumor mechanisms.
In separate Phase 1 studies as presented at ASCO 2015, each of CMB305’s components demonstrated an acceptable safety profile and, we believe, sufficient immunogenicity as individual agents. In addition, all of the patients in the LV305 dose-escalation study had types of soft tissue sarcoma, and we saw initial signs of clinical benefit in the form of progression-free rate, or PFR, with LV305 alone that compares favorably to historical data for sarcoma patients. As a result of these and the supportive preclinical data, we are evaluating CMB305 at the maximum tolerated dose of LV305 given as a prime-boost with G305 in a Phase 1 expansion study and randomized Phase 2 study. Our Phase 1 clinical study is in patients with four tumor types who have had an inadequate response or unacceptable toxicity with one or more previous cancer therapies, and is evaluating safety, immunogenicity and preliminary indications of efficacy. As released in February 2016, data from the dose-escalation portion and an early subset of patients from an expansion study showed CMB305 as a single agent was without dose-limiting toxicities, as reviewed by an independent data safety monitoring board, or DSMB. In addition, a significant subset of CMB305-treated patients had NY-ESO-1-specific CD8 T cell responses that were generated or increased after therapy, and patients who did respond immunologically had a greater degree of antigen-specific T cell response than that previously reported with LV305 alone, which is consistent with the rationale of the prime-boost approach. Finally, preliminary clinical benefit in the form of PFR was observed in patients with soft tissue sarcoma. If afforded the opportunity, we plan to present data on a subset of these patients later this year at ASCO.
In addition to the ongoing Phase 1 trial examining CMB305 as a single agent, in November 2105 we announced the first dosing in a randomized Phase 2 trial in patients with two types of soft tissue sarcoma, synovial or myxoid round cell liposarcoma. The patients’ cancer must be locally advanced, relapsed, or metastatic and express NY-ESO-1, and they must have had an inadequate response to, relapse from, and/or unacceptable toxicity with one or more prior systemic, surgical, or radiation cancer therapies. These patients receive either CMB305 combined with Genentech’s investigational cancer immunotherapy, atezolizumab (anti-PD-L1), or atezolizumab alone, pursuant to a collaboration with Genentech. Clinical benefit will be evaluated by analyzing tumor responses and progression through short and long-term follow-up via clinical and radiological assessments. We believe our “create and expand” the immune response approach embodied in CMB305, when combined with atezolizumab that is designed to shut down certain tumor defenses, is potentially an ideal combination to bring greater clinical benefit than either approach alone, and may qualify for an accelerated approval path if the clinical benefit data are sufficiently robust.
LV305 (the Prime in CMB305's Prime Boost)
We have completed dosing in a Phase 1 clinical study to evaluate the safety of escalating doses of LV305 in patients with locally advanced, recurrent, or metastatic cancer expressing the NY-ESO-1 tumor antigen. Although the study was open to patients with multiple tumor types, all of the patients who enrolled had sarcoma. When available we took post-treatment tumor biopsies to assist in clarifying the mechanisms that may be mediating a treatment effect, such as the generation of NY-ESO-1 specific CTLs. Clinical benefit was evaluated by analyzing tumor responses and progression through short and long-term follow-up via clinical and radiological assessments. Although we believe CMB305 should be more effective than LV305 alone and we therefore intend to focus development efforts on CMB305 as the primary Specific Antigen product candidate, we have an ongoing expansion trial of LV305 at the highest dose studied in the Phase 1 dose escalation. The expansion trial is open to patients with locally advanced, relapsed, or metastatic melanoma, sarcoma, ovarian cancer, or non-small cell lung cancer that express NY-ESO-1, and among other things will explore the use of LV305 with Merck’s anti-PD-1 agent, KEYTRUDA®, in melanoma patients who have an inadequate response to anti-PD1 therapy, pursuant to a collaboration with Merck.
At ASCO 2015, we presented data on the twelve patients from the LV305 dose escalation study evaluating three different dose levels, revealing a favorable safety profile with only Grade 1 or 2 adverse events. We observed CD4 or CD8 specific T-cell responses after therapy in eight of eleven (73%) evaluable patients, and four of the six patients treated with the mid or high dose levels of LV305 developed de novo CD8 T-cell responses against NY-ESO-1. As expected, the therapy had no effect on anti-NY-ESO-1 antibody levels. In addition, four of six patients with evidence of tumor growth prior to LV305 treatment stabilized and stopped progressing with the longest at 347+ days. Tumor regression up to 13.8% was observed in one patient. Eight of twelve (67%) patients achieved a best response of stable disease (SD) with a median duration of 208 days (range: 139-347+) and the PFR of all twelve patients at six months was at least 42%. Although a small study and differences in the patient population exist, the observed PFR of at least 42% compares favorably to the historical PFR in the analysis of a large group of patients reported in the literature where active agents for first- and second-line treatment exhibited a PFR of > 30-56% (histology dependent) and > 14% at six months, respectively. Notably, the majority of patients in the LV305 study had received at least two prior treatments.
In February 2016, we disclosed topline LV305 data from both the follow-up of the dose escalation patients, as well as a subset of patients from the expansion study. These recent data revealed a consistently favorable safety profile, as reviewed by an independent DSMB. In addition, the expanded patient population showed a consistent immune response rate and an improved clinical benefit profile, in both cases as compared to the previously-presented dose-escalation data. If afforded the opportunity, we plan to present these data at ASCO 2016.
We expect a complete data set from the single-agent portion of the expansion trial to be available by the end of 2016, followed by data from the combination portion in 2017. After reviewing the data from those trials, we may elect to separately develop LV305. Although the data may be available as of a given date, we may elect to announce the results at an appropriate medical meeting.

In all of these Specific Antigen trials, we will be collecting blood and tumor samples to measure CTL generation against NY-ESO-1 and to determine epitope mapping, antigen spreading and T cell receptor repertoire.
Intratumoral Immune Activation Approach
G100
We are evaluating our Intratumoral Immune Activation approach product candidate, G100, in multiple Phase 1 and 2 studies. We recently announced the completion of Phase 1 clinical trial in patients with MCC. MCC is a rare and aggressive type of skin cancer associated with a polyomavirus infection and UV exposure. The majority of patients present with localized disease in the skin, although the disease can readily spread to regional and distant sites. The accessibility of most MCC tumors makes them ideal for intratumoral dosing and obtaining skin lesion biopsies to determine changes in the tumor microenvironment following G100 treatment. The Phase 1 trial was designed to evaluate the safety and immunogenicity and provide preliminary indications of efficacy of G100 in MCC patients with either loco-regional or metastatic disease. At ASCO 2015, we disclosed an objective response rate of 50% per protocol in the first eight patients. In February 2016, we provided an update on the full ten patients, disclosing that the safety profile continued to be acceptable, G100 significantly altered the tumor microenvironment in responding patients, and the objective responsive rate per protocol remained constant. If given the opportunity, we plan to present these data at the ASCO 2016 meeting. We intend to follow these patients to determine the safety of G100 and durability of these responses, and may elect to continue development of G100 in MCC.
We intend to further develop G100 outside of MCC, and recently dosed the first patient in a randomized Phase 1b/2 trial in patients with low grade follicular non-Hodgkin Lymphoma in combination with local radiation and Merck’s anti-PD-1 agent, KEYTRUDA®, pursuant to a collaboration with Merck. These patients must be either treatment naïve or relapsed or refractory following at least one prior treatment. We plan to inject a single tumor after the administration of local radiation, and then evaluate the local immune environment and the potential clinical effect on distant tumors. We expect data from a subset of patients to be available by the first half of 2017.
We are also developing G100 for the treatment of other types of tumors where preclinical data suggests there may be opportunities for the Intratumoral Immune Activation approach, such as an ongoing an investigator-sponsored sarcoma clinical study at the Fred Hutchinson Cancer Research Center, or FHCRC, which we expect to complete by year-end 2016. In all of the G100 clinical trials, although the data may be available as of a given date, we may elect to announce the results at an appropriate medical meeting.
Application of Our Platforms in the Immuno-Oncology Landscape
Mechanisms and Limitations of Immuno-Oncology Modalities
There are multiple in vivo and ex vivo approaches designed to “create and expand” the anti-tumor immune response and “remove the brakes” placed on the immune response by a tumor’s defenses.
Removing the Brakes: Checkpoint Inhibitors
Checkpoint inhibitors are designed to attack the defenses a tumor has against the immune system. We believe the efficacy of this approach depends on the existence of a CTL response against the tumor once those defenses are removed. However, some patients’ immune systems do not recognize the tumor and therefore do not generate CTLs necessary to kill the tumor. If cancer immunotherapy is to become a therapy of choice, we believe each patient will need a strong engine to generate tumor-specific CTLs and the ability to neutralize or overcome any suppressive mechanism that a tumor may create to fend off the CTLs.
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
Oncolytic Viruses - Oncolytic viruses are rapidly and aggressively replicating viruses that, when injected intratumorally in accessible tumors such as melanoma skin lesions, preferentially lyse tumor cells instead of normal host cells. This lysis releases endogenous tumor antigens from the dying tumor cells, which may activate surrounding DCs that absorb the released antigens and trigger a broad immune response against a large number of tumor antigens. This approach holds promise but based on clinical trials conducted by third parties, may require combination with another modality to reach appropriate efficacy.
Delivery of Genomic Tumor Antigens - We believe delivering tumor antigens in their genomic form via viral vectors is the best way to generate CTLs if the DC can capture the vector and process the genomic information efficiently. The evolving neoantigen field could benefit from this form of delivery if the epitopes of interest are transported by a vector appropriately designed to trigger a maximum CTL response. However, vectors used to date have had significant limitations:

•	some of these vectors are replicative, meaning that they act like a live virus that infects a large variety of non-DC cells, causing disease;

•	patients with previous exposure to the virus from which the vector was derived may have neutralizing antibodies; and

•	none of these vectors were designed to selectively target and work effectively inside of DCs.
ZVex is designed to overcome these limitations of other viral vectors, while taking advantage of the superior CTL-generating property of this approach.
Modifying the Tumor Microenvironment. Histologically, tumors can be distinguished in those which have no, or only low, pre-existing infiltration of immune cells, so-called “cold tumors,” from those with high infiltration, or “hot tumors.” We believe that preclinical and clinical studies using various immuno-oncology approaches such as immune checkpoint inhibitors and/or passively transferred T cells have shown that hot tumors respond generally better to therapy. We believe the reason is that an ongoing local immune response in the tumor leads to antigen presentation, induction of immune responses and attraction of CD8 T cells into the tumor bed due to the production of certain soluble mediators known as chemokines). A principle aim of immuno-oncology should therefore be to modulate the TME, induce inflammation and render cold tumors hot. This can be achieved by direct intratumoral injection of agents that stimulate the innate immune response, such as agonists of toll-like receptors that are present on immune cells, such as TLR4. G100 is a potent stimulator of TLR4 and, further supported by topline data we disclosed in February 2016 that G100 significantly altered the TME in responding MCC patients, we believe it is ideally poised to induce beneficial changes in the TME.
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
The Difference in Discovery
ZVex is a hybrid vector system partially derived from a lentivirus that is used to transfer the genetic information of foreign antigens to DCs in vivo in order to induce a tumor antigen-specific CTL response. ZVex has a variety of features to increase its safety and efficacy. We believe ZVex is superior to other lentiviral approaches and previous efforts attempting to deliver foreign genetic information to generate an immune response for the following reasons:

•
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

•
Capacity for substantial genetic payload. Our ZVex vector contains sufficient space for multiple antigens or selected epitopes of neoantigens. This allows for the concomitant expression of two or more tumor antigens, neoantigen epitopes, or of a tumor antigen and an immune stimulatory molecule such as a single-chain checkpoint inhibitor antibody.

•
No prior immunity to ZVex. Because of the rarity of the Sindbis virus, humans in developed countries should have a low prevalence of immunity against it. This lack of pre-existing immunity allows for multiple administrations of ZVex products, increasing the likelihood of a greater therapeutic benefit. This addresses one of the problems observed with other vectors, where a high level of antibodies against such vectors exist broadly in the population.

•
Integration deficiency. Lentiviruses are known for their natural capability to integrate within the genome of their host cell, notably DCs. However, we have engineered the vector to make it integration-deficient and thereby safer for patients. By making changes in the molecular sequence of the lentiviral vector, including the deletion of more HIV-specific sequences from its genome than comparable lentiviral vectors, and making functional changes in the enzyme that carries out integration, the capacity of the vector to integrate its genetic material into that of the host cell is reduced approximately 1,000-fold from that of lentiviruses that are currently being used in the clinic. To our knowledge, the ZVex platform is the only integration-deficient lentiviral vector platform being developed for oncology indications.

•
Platform to generate product candidates for multiple indications. Each ZVex vector combined with the genetic payload of choice results in a distinct product candidate that can target different diseases. Although we are leveraging NY-ESO-1 as our initial tumor antigen, subsequent product candidates may contain the RNA for one or more antigens, neoantigen epitopes and checkpoint inhibitors. We believe these future product candidates would target a completely different set of tumors.

•
Potential for multiple vector platforms. ZVex is designed to deliver its payload to a specific type of DC. However, we can alter the cells targeted by our vectors to enable interaction with cells other than just DCs by using alternative envelopes, creating the potential for platforms beyond ZVex.

We have generated a significant amount of in vitro and in vivo preclinical data to support ZVex, including (1) generation of up to 15% of all CD8s specific to the desired antigen, which is up to several-fold higher than observed with many other vector systems, (2) establishment of a strong dose-CTL-response correlation in tumor models as evidence of our mechanism of action, (3) the ability to dose repeatedly, resulting in boosting of CD8 T cells and increased efficacy, and (4) the ability to break immune tolerance, an important component of immuno-oncology. In addition, recent LV305 topline clinical data announced in February 2016, consisting of follow up on patients from the dose escalation and a subset of patients from the expansion trial, showed a consistently favorable safety profile from the initial Phase 1, a consistent immune response rate and an improved clinical benefit profile, in each case as compared to the initial Phase 1 trial.
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

•
a strong immune response whereby DCs are activated and can express antigens, as well as secrete a number of inflammatory cytokines that lead to the activation of immune cells, in particular naive CD4 and CD8 T cells;

•	overcoming the immunosuppressive tumor microenvironment by activating DCs, T cells and NK cells;

•	when accompanied by an antigen in protein form, generation of a strong, antigen-specific adaptive immune response characterized by Th 1-type CD4 T cells; and

•	reversal of an allergic immune response to a state of attenuated immune reactivity towards the allergen.
We own or control rights to multiple formulations of GLA, two of which have been administered by us and others to over 1,400 subjects. In addition, in December 2015, we obtained certain rights, including in all oncology indications, to another synthetic TLR4 agonist referred to as SLA. The combination of a selected antigen with a formulation of choice makes GLAAS a potentially broad platform for a wide range of therapeutic applications.

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
Select and Administer Tumor Antigens Effectively - An increasing number of tumor antigens have been identified in recent years, and some have been validated as targets for active immunotherapy by balancing their expression in tumor cells versus healthy tissues. In addition, the emerging neoantigen field is expected to investigate the potential of patient-specific epitopes to generate an immune response either alone in or combination with conserved antigens. If the goal of the therapy is to generate the maximum CTL response, the antigen(s) or epitopes should be delivered in the form of DNA or RNA exclusively to DCs so the DC can express the full-length protein and present the peptide fragments to CD8 T lymphocytes. However, if CD4 T cell and antibody production is the goal, delivering an already expressed protein should be effective. Moreover, complementing the administered protein antigen with a molecular adjuvant such as the TLR4 agonist in GLAAS should enhance its immunogenicity.
Administer the Therapy In Vivo - We believe a product that can be used safely when delivered in vivo via simple injection will be preferable to the cumbersome processes involved with ex vivo manipulation of immune cells. Moreover, all ex vivo approaches are highly customized to each patient, whereas in vivo approaches with conserved antigens (either alone or with immune-stimulatory molecules) can be applicable to a large number of patients.
Implement a Prime-Boost Strategy - While a CTL-generating product can be sufficient alone, combining it with other immune drivers using a heterologous prime-boost can enhance CTL generation and trigger other mechanisms to augment the immune response. Heterologous prime-boost regimens have to date been mainly explored in the field of HIV vaccines, where they were shown to increase and broaden both T cell and antibody responses. We have evidence from several preclinical experiments that the administration of an antigen-specific ZVex vector when followed by, or in some cases preceded by, administration of the same recombinant protein with GLAAS, results in dramatically enhanced CD8 T cell responses. In addition, in February 2016, we disclosed that data from a completed first-in-human dose-escalation study and from a subset of patients in the expansion study of CMB305 showed that patients who did respond immunologically had a greater degree of antigen-specific T cell response than that previously reported in the Phase 1 study of LV305 alone, which is consistent with the rationale of the prime-boost approach.
Leverage Combination Therapies - It is our view that the future of immuno-oncology treatment is combination therapy, and we have designed our approaches to potentially combine with each other and multiple other external immuno-oncology mechanisms. Based on clinical trials in limited tumor types conducted to date, we believe that many, if not most, patients are immunologically tolerant to the tumor and lack an immune response. Therefore, these patients will receive little or no clinical benefit from checkpoint inhibitors unless a strong immune response is triggered. We therefore believe the combination of a CTL-generating approach with a checkpoint inhibitor is likely to provide significant therapeutic benefit.
Cause Antigen Spreading - Tumor destruction mediated by a strong CTL response against one tumor antigen can release other antigens present in the tumor cell. DCs then consume these new antigens, leading to additional immune responses. We believe a GLAAS product candidate will boost this second wave of CTLs generated against multiple distinct tumor antigens not present in the initial therapy, thereby enhancing the breadth of the immune response. This process is termed “antigen spreading” and is associated with increased efficacy of the immunotherapy. We anticipate potential antigen spreading to occur in both our heterologous prime-boost and Intratumoral Immune Activation approaches in patients.
Therapeutic Applications Outside Oncology
Beyond oncology, our technologies also offer several promising applications in the fields of infectious diseases and allergy.
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
Historically, antigens have been used with sub-optimal immune adjuvants and have mainly focused on generating antibodies, which have been limited by low affinity and a narrow spectrum of activity. We believe using a novel molecular adjuvant like GLA combined with infectious diseases antigens will boost pre-existing T cells and trigger a broad antibody response, allowing for diverse antigen recognition. To date, GLA has been studied in human clinical trials involving over 1,400 subjects. The results of these trials we have reviewed to date support the finding of increased magnitude and breadth of the antibody response. With respect to chronic infectious diseases, we believe that either a ZVex product alone, or the sequential dosing of ZVex and GLAAS in a heterologous prime-boost setting, may help the immune system to overcome the tolerizing effects of these infections and eradicate them.
We have a preclinical vaccine product candidate called G103 to treat herpes simplex virus type 2, or HSV2. G103 consists of several recombinantly expressed proteins adjuvanted with a specific formulation of GLA. In October 2014, we announced a collaboration with Sanofi Pasteur, the vaccines division of Sanofi, to develop G103 along with additional assets contributed by us and Sanofi Pasteur. In addition to the G103 program, we have granted several licenses under the GLAAS platform to partners developing a range of infectious disease vaccines, including a license to MedImmune LLC, to develop a vaccine for respiratory syncytial virus, which began Phase 2 trials in October 2015.
Allergy
We believe allergy represents an exciting area for the application of GLAAS. Allergies to pollen or food often occur because of aberrant immune reactions, which are characterized by helper T cells producing signals that induce other immune cells to cause the allergy symptoms. We have a large set of preclinical data demonstrating that certain formulations of GLAAS, when given prophylactically or therapeutically with or without the allergen, can shift the responses in a way that results in significant protection from allergy symptoms. In essence, the immune system can be taught to redirect the T cells to respond in better ways. In August 2014, we announced a licensing agreement with Sanofi pursuant to which we granted Sanofi the right to use the GLAAS platform to develop therapeutics to treat peanut allergy.
Infectious Diseases and Allergy Immunotherapy Programs
We have been executing a strategy to partner the use of our GLAAS platform in individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream revenue while preserving growth opportunity in the future. The following chart details our existing infectious disease programs and collaborations:

The Potential for a Broad Footprint in Immuno-Oncology
We believe that cancer patients soon will be stratified pre-immune therapy into those with low or no CTL responses against their tumor versus those with good CTL responses. It is anticipated that many patients will fall into the first category, especially those with genetically stable, and hence less immunogenic, tumors. Because we believe our technologies should be broadly applicable across tumor types, patients in the larger group needing a CTL response would be candidates for immunotherapy with either ZVex- and/or GLAAS-based products.
The large group of patients without a strong, pre-existing CTL response is also not expected to benefit from checkpoint inhibitors alone. We believe our technologies have the potential to convert this group into a robust CTL response-type group and enable them to respond to checkpoint inhibitors.
In addition, there may also be an opportunity to combine our approaches with other immuno-oncology mechanisms, such as engineered T cells, to extend the duration of the T cell response or “pull” T cells to the tumor.

Manufacturing
Overview
We are continuing to establish manufacturing processes and supply agreements for all of the components used in our product candidates to support ongoing and planned clinical trials. These include the components for LV305, bulk and formulated GLA for CMB305 and G100 and the NY-ESO-1 protein antigen for G305. We rely on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for clinical use and currently do not own or operate manufacturing facilities. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We may continue to rely on CMOs to develop and manufacture our products for commercial sale. We maintain agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
ZVex Product Candidates
We have contracts with third-party manufacturers to produce the vector, final drug product and fill-finish for LV305. Release and stability testing is done through a combination of in-house testing and contractual agreements with our CMOs.
GLAAS Product Candidates
Manufacturing for the GLAAS platform generally encompasses the synthesis of bulk GLA, its formulations and the fill-finish of formulated GLA. We have established a supply chain for bulk GLA and two types of formulated GLA: stable emulsion, also called GLA-SE, and aqueous formulation, also called GLA-AF.
Our synthetic process for the manufacture of bulk GLA is a trade secret and we retain control and ownership of this process. Our CMOs also perform release and stability testing on the bulk GLA. The scale of the GLA synthetic manufacturing process is adequate to support commercial production for our product candidates.
We have also contracted with a CMO to formulate and fill-finish our GLA-SE drug product. We have manufactured multiple lots in support of Phase 1 and 2 clinical trials. The formulation process utilizes technology that is readily scalable to support commercial manufacturing of our product candidates and to supply our licensees. Release and stability testing on the GLA-SE drug product is contracted to several CMOs.
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
We also license one patent family from the University of North Carolina at Chapel Hill, or UNC Chapel Hill, directed to a specific component of our lentiviral vectors, with a patent granted in Japan and patent applications pending in the United States, Europe and Japan.
Together, we own or license seven issued U.S. patents, fourteen granted foreign patents and numerous pending U.S. and foreign patent applications related to our ZVex platform. We also own a granted patent in the U.S. and pending U.S. and foreign patent applications directed to methods using our lentiviral vectors in combination with our GLAAS platform.
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
Our granted patents directed to GLA will expire in 2027, with one U.S. patent that will expire in early 2028 due to patent term adjustment, not giving effect to any potential extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The 20-year projected expiration dates for our pending patent applications range from 2027 to 2035, not giving effect to any potential extensions and assuming payment of all associated fees.
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
Exclusive License Agreement with UNC Chapel Hill
In January 2013, we entered into a license agreement with UNC Chapel Hill, pursuant to which we obtained a worldwide, sub-licensable, non-exclusive license to certain modified retroviral vectors, including a license under all patent rights owned or controlled by UNC Chapel Hill covering such vectors. In January 2015, we exercised an option to obtain an exclusive license under these patent rights. Under the license agreement, we are obligated to use commercially reasonable efforts to diligently pursue the development and commercialization of licensed products, and we are required to meet certain performance milestones relating to the development of licensed products.
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
Second Amended and Restated License Agreement with the Infectious Disease Research Institute
In December 2015, we entered into a second amended and restated license agreement with IDRI, pursuant to which we license certain patent rights, know-how and technologies relating to our GLAAS discovery platform, including products and formulations containing GLA and another synthetic TLR4 agonist referred to as SLA. The original license agreement with IDRI was entered into in July 2008, and the first restated agreement was entered into with IDRI in November 2010. The patent rights licensed under this agreement are directed to GLA and SLA, compositions and formulations that include these molecules, and methods of using these compositions to elicit or enhance an immune response. The licensed patent rights cover all of our GLAAS platform products in clinical development. Under the license agreement, we generally obtained an exclusive license in the fields of oncology, allergy, addiction and select infectious disease indications, which vary depending on the licensed GLA or SLA product. In addition, we have an option to obtain additional exclusive licenses in select infectious disease indications for GLA and SLA products. IDRI has retained exclusive rights with respect to infectious diseases and other indications not licensed to us. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products to which we have exclusive rights. We and IDRI are not permitted to sell or transfer GLA or SLA outside our respective exclusive fields.
For the years ended December 31, 2015, 2014 and 2013, we have paid IDRI $2.9 million, $500,000 and $140,000 in upfront and annual fees, milestone fees, sublicensing fees and financial support of continuing research on GLA to IDRI, and issued shares of our common stock to IDRI. We are obligated to pay IDRI up to $2.4 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop based on the achievement of certain developmental and regulatory milestones. We are obligated to pay IDRI a low single-digit royalty on net sales of licensed products that varies according to the product and indication, as well as a percentage share of any payments that we receive from sub-licensees, ranging from the low double-digits to the middle single-digits. Our royalty obligations continue for the life of the relevant licensed patents or 12 years after the first commercial sale of a licensed product, whichever is longer. Currently, we expect that the last-to-expire licensed patent in the United States will expire in 2028 with respect to GLA products and 2032 with respect to SLA products.
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
Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million, depending on the infectious disease indication, based on achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized $2.5 million, $1.0 million and $0 in revenue for the achievement of development milestones under these license agreements for the twelve months ended December 31, 2015, 2014 and 2013, respectively. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sub-licensees and a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under our license agreement with IDRI, we are obligated to share with IDRI a percentage of payments received from third-party licensees, including MedImmune. MedImmune’s royalty obligations will continue, on a country-by-country basis, for at least 10 years after the first commercial sale of the first licensed product in the applicable country and will continue on a country-by-country and product-by-product basis, for the life of the licensed patents that cover the sale of the applicable product in the applicable country.
Each of our license agreements with MedImmune will remain in effect until the later of October 2060 or the expiration of MedImmune’s payment obligations. MedImmune may terminate any of the license agreements at any time with advance written notice. We or MedImmune may terminate any of the license agreements in case of the other party’s uncured material breach or upon certain insolvency events.
Exclusive License Agreement with Sanofi
In August 2014, we granted Sanofi an exclusive license to use the GLAAS platform to discover, develop and commercialize products to treat peanut allergy. For the years ended December, 31, 2015 and 2014, we recognized $1.0 million and $3.5 million in revenue, respectively, and as of December 31, 2015 we are eligible to receive additional development and commercialization milestones totaling US $167.0 million, as well as tiered royalties on sales of approved products.
Collaboration Agreement with Sanofi Pasteur
In October 2014, we entered into a collaboration for the development of a herpes simplex virus, or HSV, immune therapy with Sanofi Pasteur, the vaccines division of Sanofi. We and Sanofi Pasteur are each contributing product candidates to the collaboration: Sanofi Pasteur is contributing HSV-529, a clinical-stage, replication-defective HSV vaccine product candidate, and we contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging our GLAAS platform, with the goal to select the best potential immune therapy for patients. We will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, and we will provide a specific formulation of GLA from the GLAAS platform at our cost through Phase 2 studies. We are eligible to receive future milestone and royalty payments on any licensed product developed from the collaboration.
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
Our planned clinical trials for our product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a study;

•	reaching agreement with third-party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

•	obtaining institutional review board approval to conduct a study at a prospective site; and

•	recruiting patients to participate in a study; and

•	supply of the investigational product and related materials.

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

•
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

•
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

•
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
During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure that the benefits of the biologic outweighs the risks. A REMS may include various elements depending on what the FDA considers necessary for the safe use of the drug. These elements may range from a medication guide or patient package insert to training and certification requirements for prescribers and/or pharmacies to safe use conditions that must be in place before the drug is dispersed. If the FDA concludes that a REMS is needed, the BLA sponsor must submit a proposed REMS and the FDA will not approve the BLA without a REMS that the agency has determined is acceptable.
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
For investigational products that are intended to treat serious diseases, certain mechanisms may expedite the FDA approval process. For example, FDA may grant Priority Review designation for a product that could provide significant improvement in the treatment, diagnosis, or prevention of a serious condition. Priority Review sets the target date for FDA action on the application at six months from the FDA’s filing of the BLA, rather than the standard 10 months. Priority review designation does not, however, change the scientific or medical standard for approval or the quality of evidence necessary to support approval. Another potential approach is Fast Track designation, which a sponsor can request at any time during the development process to facilitate development and expedite review of a product intended to treat a serious condition and fill an unmet medical need. Fast Track designation involves early and frequent communication between the FDA and the sponsor, which often leads to earlier approval. Breakthrough Therapy designation is another approach that is intended to expedite development and review of a product that is intended to treat a serious condition and where preliminary clinical evidence indicates that the product may demonstrate substantial improvement over available therapy on a clinically significant endpoint. Like Fast Track designation, Breakthrough Therapy designation provides a sponsor with the opportunity to obtain early and intensive guidance from FDA for an efficient drug development program.
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
The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 clinical trials may be made a condition to be satisfied for continuing product approval. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information. Conversely, the results of Phase 4 clinical trials can raise new safety or efficacy issues that were not apparent during the original review of the product, which may result in product restrictions or even withdrawal of the product approval. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies or clinical trials to specifically address safety issues identified by the agency.
Even if a product candidate receives regulatory approval, the approval will be limited to specific disease states, patient populations and/or dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of a REMs, restrictions on distribution, or post-marketing study or trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product requirements to conduct additional studies or trials, or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.
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
The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of biologics. While doctors may prescribe any product approved by the FDA for any use as long as consistent with any REMS restrictions, if applicable, a company can only make claims about a product that are consistent with its FDA approval, and the Company is allowed to market a drug only for the particular use approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, untitled or warning letters, corrective advertising requirements, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which a company promotes or distributes drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities, recently have increased their scrutiny of the promotion and marketing of drugs.
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
Coverage and Reimbursement
In both domestic and foreign markets, sales of any product candidates for which we may receive regulatory approval will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include governmental healthcare programs, such as Medicare and Medicaid, private health insurers and managed care organizations and other entities. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is granted, the reimbursement rates paid for covered products might not be adequate. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. The marketability of any products for which we may receive regulatory approval for commercial sale may suffer if governmental healthcare programs and other third-party payors fail to provide coverage and adequate reimbursement to allow us to sell such products on a competitive and profitable basis. For example, under these circumstances, physicians may limit how much or under what circumstances they will prescribe or administer our product, and patients may decline to purchase such products. This, in turn, could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.
The market for any product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor may individually establish coverage and reimbursement policies, obtaining coverage and adequate reimbursement can be a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval will be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective by third-party payors. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.
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
The federal False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Many pharmaceutical and other healthcare companies have faced investigations and private lawsuits and, in many cases, have agreed to significant and burdensome settlements under these laws for a variety of allegedly improper promotional and marketing activities, including inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal False Claims Act violations may result in significant civil monetary penalties, including three times the damages incurred by the government from the violation. The majority of U.S. states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, and in some states, apply regardless of the payor. The federal False Statements Statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services. The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters. As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of products for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to track payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and to publicly report such data. Manufacturers subject to the Open Payments Program are required to have started tracking such payments and ownership interests on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.
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
The Affordable Care Act
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, was enacted, which includes measures that have or will significantly change health care delivery and financing by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical and medical device industries are the following:

•
The Affordable Care Act increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program from 15.1% to 23.1% and from 11% to 13% of the average manufacturer price, or AMP, for most branded and generic drugs and biologic agents, respectively. The Affordable Care Act also added a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products and potentially impacted manufacturers’ Medicaid Drug Rebate liability by modifying the statutory definition of AMP. The Affordable Care Act also expanded manufacturers' rebate liability under the Medicaid program fro fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014.

•
On February 1, 2016, the Centers for Medicare and Medicaid Services, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations become effective on April 1, 2016.

•
Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.

•
The Affordable Care Act imposes a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”) as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

•
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

•
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

•	The Affordable Care Act added a new requirement to annually report drug samples that manufacturers and distributors provide to physicians.

•
New Patient-Centered Outcomes Research Institute was established pursuant to the Affordable Care Act to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•
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

•
The Affordable Care Act established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In 2012, the Supreme Court of the United States heard challenges to the constitutionality of certain provisions of the Affordable Care Act. The Supreme Court’s decision upheld those provisions of the Affordable Care Act. However, the Supreme Court found the provision of the Medicaid Act that would have penalized states that choose not to expand their Medicaid programs under the Affordable Care Act through an increase in the Medicaid eligibility income limit for certain adults from a state’s current eligibility levels to 133% of the federal poverty limit is unenforceable. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2015 than anticipated when Congress passed the Affordable Care Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall. The reduction in the number of insured patients could impact our sales, business and financial condition.
In 2015, the Supreme Court of the United States decided a challenge to whether the federal government has the authority to make subsidies available to millions of Americans who buy health insurance on federal Exchanges. The Supreme Court upheld the federal regulation that makes subsidies available to eligible individuals who purchase health insurance either on a federal or on a state-based Exchange ensuring that subsidized health insurance premiums and cost-sharing remain available to individuals in states with federal Exchanges.
The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment which could impact our ability to sell our products profitably. The Affordable Care Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products and impact our financial condition and results of operations.
Other Regulations
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Employees
As of December 31, 2015, we had 41 full-time employees and 3 part-time employees. Of these employees, 31 were primarily engaged in research and development activities and 14 have a M.D. or a Ph.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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

Item 1A. Risk Factors
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the years ended December 31, 2015, 2014 and 2013, we reported net losses of $39.4 million, $34.2 million and $16.0 million, respectively. As of December 31, 2015, we had an accumulated deficit of $130.2 million.
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

•
launch, commercialize and achieve market acceptance of our product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales, marketing and distribution infrastructure;

•
establish and maintain supplier and manufacturing relationships with third parties and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

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
Even if we generate revenues from the sale of any of our product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce our operations or even shut down.

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
Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required under our existing or future in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation judgments or settlements;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
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
Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings or from other sources. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these restrictions could significantly harm our business, financial condition and prospects.
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
On September 29 and 30, 2015, TVS and we participated in a voluntary non-binding mediation. However, to date we have not reached any agreement with TVS to settle this lawsuit. We intend to continue to vigorously defend this lawsuit.
We have transitioned the manufacture of our lentiviral vectors to a new manufacturer to mitigate the risk of future supply interruptions. However, in the event we are unable to use any lentiviral vectors manufactured from our current manufacturer or any future manufacturer or the clinical data from the ongoing clinical trials of CMB305 orLV305, prevented from conducting any new clinical trials using lentiviral vectors or otherwise prevented from developing, using or producing products using lentiviral vectors as a result of an injunction ordered by the Delaware Chancery Court after a trial on the merits or any other legal proceeding, the development of CMB305 or LV305, or any other product candidates from our ZVex platform, could be substantially delayed and our business could be harmed. We also cannot be certain that TVS will not bring separate actions against us or our contract manufacturers which we may use to produce lentiviral vectors. Any such litigation could lead to delays in manufacturing and developing CMB305 or LV305, or other products candidates from our ZVex platform.
Ongoing legal proceedings with TheraVectys SA are time consuming and expensive and constitute a significant distraction to management, which could adversely affect our ability to execute on our business plan and have a material adverse effect on our business.
TVS is simultaneously pursuing its legal proceeding against us in the Chancery Court of the State of Delaware and a separate patent opposition proceeding at the EPO. While we did not initiate these proceedings, we are obligated to vigorously defend the company and protect our intellectual property. Litigation is expensive, particularly given the multiple jurisdictions and actions brought by TVS. The costs of defending these actions and protecting our rights have a material adverse effect on our results of operations through at least 2016. In addition, managing these actions is time consuming and results in significant distraction of management and operational resources, which could have a material adverse effect on our ability to execute on our business plan.
Our product candidates are in early stages of development. We cannot predict if we will receive regulatory approval to commercialize our product candidates.
All of our product candidates are in early stages of development, including product candidates that are in Phase 1 and Phase 2 clinical development. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review or approved by the FDA. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. If our clinical results are not successful, we may terminate the clinical trials for a product candidate and abandon any further research or testing of the product candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.
If our product candidates fail to meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market and sell them.
Our product candidates may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements and endpoints needed to receive regulatory approval. As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required may vary depending on factors such as, the product candidate, the medical indication being evaluated, the role of other products being evaluated in combination, results of previous trials and the regulations or guidance applicable to any particular product candidate. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not demonstrate the safety or efficacy of our product candidates. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. If our product candidates fail to meet the necessary safety or efficacy endpoints, we may not be able to receive regulatory approval.
If we experience delays in clinical testing, we will be delayed in commercializing our product candidates, our costs may increase and our business may be harmed.
We have not completed the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•
efforts by TVS or others to slow down our clinical development, including through the entry of an injunction or other equitable relief by the Chancery Court of Delaware after a trial on the merits in our ongoing litigation with TVS;

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
We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

•	the nature and size of the patient population;

•	the number and location of clinical sites we enroll;

•	competition with other companies for clinical sites and patients;

•	design of the trial protocol;

•	eligibility criteria for the study in question;

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
Our product candidates may cause undesirable side effects or have other properties that could halt clinical trials or prevent their regulatory approval, limit the commercial scope of their approved uses, or result in significant negative consequences.
Undesirable side effects caused by our product candidates, alone or in combination with other therapies being studied in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In such an event, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices, or cGCP, or other applicable foreign government guidelines. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies, and IRBs and ECs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current Good Manufacturing Practices, or cGMP. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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
Even if we obtain regulatory approval for a product candidate, it will be subject to ongoing regulation by the FDA and comparable foreign regulatory authorities, including requirements governing the manufacture, quality control, further development, labeling, packaging, tracking, storage, distribution, safety surveillance, import, export, advertising, promotion, record keeping and reporting of safety and other post-market information. The FDA and comparable foreign regulatory authorities continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may, among other measures, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting purposes. This could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The Affordable Care Act further created a separate AMP for certain categories of drugs generally provided in non-retail outpatient settings. The legislation also expanded manufacturers' rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase.
The Affordable Care Act also imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Furthermore, as of 2011, this law changed the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to certain eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D. On February 1, 2016, the Centers for Medicare and Medicaid Services, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations become effective on April 1, 2016.
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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction. The legislation’s automatic reduction to several government programs was triggered. This includes aggregate reductions to Medicare payments to providers of, on average, up to 2% through 2025. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, and Public Law 113-82, enacted on February 15, 2014, expanded sequestration through fiscal year 2024. These cuts will remain in effect unless Congress repeals or amends the reductions in future legislation. Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.
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

•
the federal false claims laws impose civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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
We have entered into exclusive licenses and development agreements with MedImmune pursuant to which we have granted MedImmune exclusive licenses to develop and commercialize product candidates relating to certain infectious diseases. We also have entered into an exclusive license agreement with Sanofi for use of our GLAAS discovery platform to develop therapeutic agents to treat peanut allergy and a collaboration agreement with Sanofi Pasteur for the development of a herpes simplex virus immune therapy. We cannot control whether or not these partners will devote sufficient time and resources to the ongoing clinical and preclinical programs or whether these partners will fulfill their obligations under the agreements. The product candidates developed pursuant to these agreements may not be scientifically, medically or commercially successful.
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
Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in patient injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace CMOs in a timely manner and the production of our product candidates would be interrupted, resulting in delays and additional costs.
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

We currently obtain several components of our product candidates, such as the full length NY-ESO-1 protein in CMB305 from a single source. The loss of our current CMO could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays. If we utilize an alternative source, we may be required to demonstrate comparability of the drug product before releasing the product for clinical use.
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
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defending against claims of misappropriation of trade secrets could be costly and time consuming, regardless of the outcome. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management. For example, we are currently defending a lawsuit initiated by TVS claiming, among other things, that we misappropriated TVS’ trade secrets. While we intend to vigorously defend against these claims and we believe TVS has not established a reasonable likelihood of success on the merits with respect to these claims, we cannot guarantee the outcome in a trial on the merits.
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
As of December 31, 2015, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the year-ended December 31, 2015 was approximately 100,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters, where we have office and laboratory space, is in Seattle, Washington, where we sublease 11,000 square feet of space pursuant to a sublease that expires in November 2016, with an option to extend for one additional month. In January 2016, we entered into a Lease Agreement for approximately 20,133 square feet of office and laboratory space in Seattle, Washington, which includes and expands on the space we currently sublease for our headquarters. The term of the new lease will be 5 years with an option to extend the lease term by 3 years. The lease term is expected to commence on January 1, 2017.
We also lease 9,640 square feet of office space in South San Francisco, California. This lease expires in January 2020, with an option to extend the lease for an additional five years. We believe that our existing facilities are sufficient for our current needs.
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

On or about December 15, 2014, TVS filed a motion for a preliminary injunction seeking, among other things, to enjoin us from making any use of lentiviral vectors pending final resolution of the litigation. A hearing was held on TVS’s motion in January 2015. By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined at a full trial. A trial date has not yet been set. In September 2015, we and TVS participated in a voluntary non-binding mediation. However, to date we have not reached any agreement with TVS to settle this lawsuit. We intend to continue to vigorously defend this lawsuit.
European Patent Oppositions
In February 2013, a third party filed an opposition at the European Patent Office, or EPO, requesting revocation of European Patent No. 2068918 directed to GLA formulations and uses. This patent is owned by Infectious Disease Research Institute and under license to us. We are vigorously defending the grant of this patent. The oral hearing has been set for September 2016. This patent is an important part of our proprietary position for GLA in Europe. The final outcome of the proceedings is uncertain and will likely not be known for at least two years.

In October 2014, TVS filed an opposition at the EPO requesting revocation of European Patent No. 2456786 directed at improvements to our lentiviral vector. This opposition is not substantively related to the ongoing Delaware lawsuit previously disclosed, and to our knowledge, TVS is not using the technology claimed in this patent. We are vigorously defending the grant of this patent. The oral hearing has been set for September 2016. In light of other European patents and patent applications directed to our ZVex platform technology, we do not believe the validity of this patent will have a material effect on the scope of our proprietary position in Europe.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock has been listed on The NASDAQ Global Market under the symbol “IMDZ” since July 24, 2014. Prior to July 24, 2014, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$23.55	$10.53
Third Quarter	$27.39	$10.17
Second Quarter	$29.49	$19.34
First Quarter	$36.32	$20.63

	High	Low
Year Ended December 31, 2014:
Fourth Quarter	$40.13	$17.05
Third Quarter (from July 24, 2014)	$19.05	$11.51
As of March 7, 2016, we had 20,153,202 shares of common stock outstanding held by approximately 21 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since July 24, 2014, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	July 24, 2014	December 31, 2014	December 31, 2015
IMDZ (IMDZ)	$100.00	$255.44	$166.64
NASDAQ Composite Index (IXIC)	$100.00	$105.90	$111.97
NASDAQ Biotechnology Index (NBI)	$100.00	$118.82	$132.45
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

Recent Sales of Unregistered Securities
None

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

We expect to use the net proceeds from the IPO: (i) to fund our randomized Phase 2 clinical trials of CMB305; (ii) to fund an exploratory trial of LV305 with a checkpoint inhibitor in melanoma patients who have had an inadequate response to anti-PD1 therapy; (iii) to fund our Phase 1b/2 clinical trial of G100 in patients with follicular non-Hodgkin Lymphoma; and (iv) for working capital and general corporate purposes. As of December 31, 2015 we have used approximately $36.4 million of the net offering proceeds primarily to fund clinical development of our product candidates, litigation, legal and administration expenses to fund the growth of our operations.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the accompanying notes included elsewhere in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	YEARS ENDED DECEMBER 31,
	2015	2014	2013	2012
	(in thousands, except share and per share amounts)

Statements of Operations Data:
Total revenues	$9,510	$6,433	$1,599	$2,960
Operating expenses:
Cost of product sales	774	638	669	1,518
Research and development	33,087	22,746	11,554	8,604
General and administrative	15,134	12,927	4,433	3,713
Total operating expenses	48,995	36,311	16,656	13,835
Loss from operations	(39,485)	(29,878)	(15,057)	(10,875)
Interest and other income (expense)	40	4	37	35
Change in fair value of convertible preferred stock warrant liability	—	(4,277)	(955)	—
Net loss attributable to common stockholders	$(39,445)	$(34,151)	$(15,975)	$(10,840)
Basic and diluted net loss per share attributable to common stockholders (1) (2)	$(2.06)	$(4.56)	$(43.48)	$(30.43)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders (1) (2)	19,155,918	7,494,790	367,437	356,215

(1)
See Note 3 of our financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

(2)
See Note 12 of our financial statements included elsewhere herein for disclosure related to common stock issuances and net proceeds from our initial public offering in July 2014 and our follow-on public offering in May 2015.

	AS OF DECEMBER 31,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$112,921	$75,354	$30,387	$12,762
Working capital	108,449	66,035	28,695	11,068
Total assets	116,145	78,383	30,965	14,252
Convertible preferred stock warrant liability	—	—	3,336	—
Convertible preferred stock	—	—	81,394	51,726
Total stockholders’ equity (deficit)	108,993	66,346	(55,834)	(40,120)

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
Overview
We are a clinical-stage immunotherapy company employing next-generation in vivo approaches to enable the body's immune system to fight disease. We have engineered our technologies to activate the immune system's natural ability to generate and/or expand antigen-specific cytotoxic T cells, while also enhancing other immune effectors, to fight cancer and other chronic diseases.  CMB305 and G100, the two-pronged focus of Immune Design's ongoing immuno-oncology clinical programs, are the product of its two synergistic discovery platforms, ZVex and GLAAS. Immune Design has offices in Seattle, Washington and South San Francisco, California.
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
Our net loss was $39.4 million, $34.2 million and $16.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $130.2 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will significantly increase as we:

•	complete our current and planned Phase 1 and Phase 2 clinical trials;

•	continue research and development efforts to build our pipeline beyond the current product candidates;

•	perform additional process development for our product candidates, including initial commercial scale up efforts;

•	seek regulatory approvals for our product candidates, if any, that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize and market products for which we obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational and financial personnel to support our product development efforts and operational support applicable to operating as a public company.
We do not expect to generate significant revenue unless and until we successfully complete development of, obtain marketing approval for and commercialize our product candidates, either alone or in collaboration with third parties. We expect these activities will take a number of years and our success in these efforts is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the regulatory approval and commercialization of any of our product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through public or private equity or debt financings, collaborations or licenses, capital lease transactions or other available financing transactions. However, additional capital may not be available on reasonable terms, if at all, and if we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations.

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
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Upon execution of the agreement, we received a $3.5 million upfront payment, recognized as revenue during the year ended December 31, 2014. The agreement provides for additional payments based upon the achievement of certain development and commercialization milestones, and tiered royalties on sales of approved products. We recognized milestone revenue of $1.0 million and $3.5 million associated with the license agreement or the years ended December 31, 2015 and 2014, respectively.
In October 2010, we entered into three separate license agreements with MedImmune pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. MedImmune paid us upfront payments under the license agreements in 2010. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under each license agreement, MedImmune is obligated to make additional payments based on the achievement of certain developmental, regulatory and commercial milestones for the licensed indication. We recognized milestone revenue of $2.5 million, $1.0 million and $0 associated with the license agreements for the years ended December 31, 2015, 2014 and 2013, respectively. MedImmune is also obligated to pay us a low double-digit percentage share of any non-royalty payments that it receives from sublicensees and mid single-digit royalty payments on net sales of licensed products, which royalty is subject to reduction under certain circumstances.
From time to time, we also enter into non-exclusive license arrangements, material transfer agreements or option agreements with respect to GLA in specified non-oncology indications. The parties with whom we contract are in certain cases obligated to make additional payments based on achievement of milestones.
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus, or HSV, immune therapy. Sanofi Pasteur and Immune Design will each contribute product candidates to the collaboration: Sanofi Pasteur will contribute HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and Immune Design will contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging Immune Design's GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any licensed product developed from the collaboration. For the years ended December 31, 2015 and 2014, we recognized $4.2 million and $1.1 million, respectively, in collaborative revenue associated with payments received by Sanofi for development costs incurred to date for our development of G103.
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

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
	(in thousands)

Direct research and development expense by platform:
ZVex	$14,262	$7,934	$4,370
GLAAS	4,883	6,685	2,269
G103	3,911	999	—
Other	—	115	216
Total direct research and development program expense	23,056	15,733	6,855
Indirect research and development expense by type:
Personnel related costs	8,334	5,538	3,294
Research and development supplies and services	653	741	818
Allocated facility, equipment, travel and other expense	1,044	734	587
Total indirect research and development expense	10,031	7,013	4,699
Total research and development expense	$33,087	$22,746	$11,554
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
We expect that our general and administrative expenses will increase as we continue to expand infrastructure to support operating as a public company and our advancing development efforts. These increases have and will likely include costs related to the hiring of additional personnel, director and officer liability insurance and increased fees for directors, outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

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

Results of Operations
Comparison of Years Ended December 31, 2015 and 2014
The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	TWELVE MONTHS ENDED DECEMBER 31,		INCREASE/ DECREASE
	2015	2014
	(in thousands)
Total revenues	$9,510	$6,433	$3,077
Operating expenses:
Cost of product sales	774	638	136
Research and development	33,087	22,746	10,341
General and administrative	15,134	12,927	2,207
Total operating expenses	48,995	36,311	12,684
Loss from operations	(39,485)	(29,878)	(9,607)
Interest and other income	40	4	36
Change in fair value of convertible preferred stock warrant liability	—	(4,277)	4,277
Net loss attributable to common stockholders	$(39,445)	$(34,151)	$(5,294)
Total Revenues and Cost of Product Sales
The $3.1 million increase in total revenues was primarily attributable to a $3.1 million increase in collaboration revenue related to our HSV-2 collaboration with Sanofi Pasteur that was initiated in the fourth quarter of 2014. Additionally there was an increase of $1.0 million in GLA product sales. These increases were partially offset by a $1.0 million decrease in license revenue related to timing and scope of development milestones in our collaborations with Sanofi for peanut allergy and Medimmune for RSV vaccination.
Research and Development Expenses
The $10.3 million increase in research and development expense was primarily attributable to our advancing clinical pipeline and our collaboration agreements. Clinical trials increased by $2.5 million related to advancement of our CMB305 and Sarcoma programs. Contract services and supplies increased by $2.6 million related to the continued advancement of our collaboration with Sanofi Pasteur which began in the fourth quarter of 2014 and licensing costs increased by $2.2 million primarily related to our amended agreements with IDRI for rights to GLA and SLA, of which we paid a $2.5 million upfront payment in December 2015. Additionally, there were increases of $0.3 million in facility-related expenses and $2.9 million in personnel-related expenses, primarily related to an increase in headcount to support our advancing clinical pipeline and higher stock-based compensation expense associated primarily with the increased fair value of our common stock.
General and Administrative Expenses
The $2.2 million increase in general and administrative expense was primarily attributable to an increase of $4.7 million in personnel-related expenses, primarily due to an increase in headcount to support operations as a public company and higher stock-based compensation expense associated primarily with the increased fair value of our common stock and an increase of $0.9 million in facility-related expenses. Additionally, we had a $1.1 million increase in costs to support our operations as a public company and contract services costs, which primarily relate to personnel-support, accounting, information technology and administrative services. These increases were partially offset by a $4.4 million decrease in legal expenses, primarily related to TVS litigation expenses.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
The increase in fair value of the convertible preferred stock warrant liability was driven by an increase in the valuation of our stock. There were no warrants outstanding as of December 31, 2015 or 2014.

Comparison of Fiscal Years Ended December 31, 2014 and 2013
The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013:

	YEARS ENDED DECEMBER 31,		INCREASE/ DECREASE
	2014	2013
	(in thousands)
Total revenues	$6,433	$1,599	$4,834
Operating expenses:
Cost of product sales	638	669	(31)
Research and development	22,746	11,554	11,192
General and administrative	12,927	4,433	8,494
Total operating expenses	36,311	16,656	19,655
Loss from operations	(29,878)	(15,057)	(14,821)
Interest and other income	4	37	(33)
Change in fair value of convertible preferred stock warrant liability	(4,277)	(955)	(3,322)
Net loss attributable to common stockholders	$(34,151)	$(15,975)	$(18,176)
Total Revenue and Cost of Product Sales
The $4.8 million increase in total revenues was primarily due to a $3.8 million increase in licensing revenue derived from our GLAAS licensing agreements with Sanofi and MedImmune to develop therapeutic agents using GLA and a $1.1 million increase in collaboration revenue recorded from our Sanofi Pasteur G103 HSV collaboration. There was no material change in product sales and the associated cost of product sales.
Research and Development Expenses
The $11.2 million increase in research and development expense was primarily attributable to an increase of $5.9 million to support LV305, G305 and G103 product development and manufacturing, a $2.2 million increase in clinical costs to support the G100, G305 and LV305 Phase 1 clinical trials, a $2.3 million increase in personnel-related expenses as a result of growth in research and development headcount to support our programs and a $0.8 million increase in licensing and other research and development expenses.
General and Administrative Expenses
The $8.5 million increase in general and administrative expense was primarily attributable to a $5.2 million increase in litigation support costs, a $1.2 million increase in professional services to support operating as a public company and a $2.1 million increase in personnel- and facilities-related expenses, primarily related to an increase in administrative headcount to support the growth and expansion of our business.
Change in Fair Value of Convertible Preferred Stock Warrant Liability
The increase in fair value of the convertible preferred stock warrant liability was driven by an increase in the valuation of our stock. There were no warrants outstanding as of December 31, 2014.
Liquidity and Capital Resources
Since our inception through December 31, 2015, we have raised or earned a total of $250.4 million in cash, including:

•	$226.1 million from the sale of our common stock, convertible preferred stock and warrants and the exercise of the warrants in connection with our IPO;

•	$14.3 million from the licensing of our technology;

•	$5.1 million from our collaboration agreements; and

•	$4.9 million primarily from GLA sales
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
In July 2014, we completed our IPO of 5,000,000 shares of our common stock, at a price of $12.00 per share. In August 2014, we sold an additional 410,564 shares of common stock directly to our underwriters when they exercised a portion of their over-allotment at $12.00 per share. We received net proceeds of $57.8 million (inclusive of the exercise of the over-allotment) after deducting underwriting discounts and commissions and offering expenses. In connection with the closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into 9,769,422 shares of common stock. In July 2014, prior to the completion of the IPO, warrants to purchase 996,940 shares of common stock were exercised for $8.1 million in cash and resulted in the issuance of an additional 996,940 shares of common stock. Immediately prior to the closing of the IPO, warrants to purchase 978,592 shares were automatically net exercised, resulting in an issuance of an additional 311,923 shares of common stock. As of December 31, 2015, we had cash and cash equivalents totaling $112.9 million.
The significant number of shares issued in connection with our public offerings has affected the year-over-year comparability of our net loss per share calculations.
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
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(37,801)	$(20,669)	$(14,298)
Net cash used in investing activities	(427)	(344)	(132)
Net cash provided by financing activities	75,795	65,980	32,055
Net Cash Used in Operating Activities
Net cash used in operating activities was $37.8 million for the year ended December 31, 2015 and consisted of our net loss of $39.4 million offset by non-cash charges of $0.2 million for depreciation and amortization and $6.3 million for stock-based compensation expense. The net decrease in operating assets and liabilities was $4.9 million.
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
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.4 million, $0.3 million, and $0.1 million for the years ended December 31, 2015, 2014 and 2013 and primarily relates to the purchase of property and equipment, primarily lab equipment to support research and development efforts.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $75.8 million for the year ended December 31, 2015 and consisted primarily of $75.4 million in net proceeds received from our secondary offering and $0.4 million in cash received for the exercise of stock options and purchase of ESPP shares.
Net cash provided by financing activities was $66.0 million for the year ended December 31, 2014 and consisted primarily of $57.8 million in net proceeds from the IPO and $8.1 million from the cash exercise of the preferred stock warrants.
Net cash provided by financing activities was $32.1 million for the year ended December 31, 2013. In October 2013, we sold approximately 4 million shares of our Series C convertible preferred stock and warrants to purchase approximately 2 million shares for net proceeds of $32.1 million, of which $2.4 million was allocated to the 2013 warrants.
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of December 31, 2015:

CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating leases (1)	$1,861	$713	$733	$415	$—
Total obligations	$1,861	$713	$733	$415	$—

(1)
Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2015, for our facilities in Seattle, Washington and South San Francisco, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. Additionally, we were required to provide a $121,000 letter of credit as a security deposit on one of our leases, of which no funds had been drawn down as of December 31, 2015. See Note 9 to our financial statements appearing elsewhere in this report for further discussion of our leases.

The contractual obligations table above does not include any potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which could total up to $4.0 million in aggregate payments for our clinical supply agreement with NanoPass Technologies LTD (NanoPass) and up to $1.8 million aggregate payments for ZVex products we develop. Additionally, we could owe additional payments to IDRI of up to $2.4 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed GLA/SLA product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed GLA/SLA product we develop. It also does not include any potential future royalty payments we may be required to make under our licensing agreements as described in Note 10 to our financial statements appearing elsewhere in this report.
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
Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Employee:
Research and development	$2,034	$421	$40
General and administrative	3,810	703	111
Non-Employee:
Research and development	205	216	39
General and administrative	248	4	65
Total stock-based compensation expense	$6,297	$1,344	$255
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

▪	The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
The assumptions that we used in the Black-Scholes option pricing model are set forth below:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Weighted-average estimated fair value	$15.65	$9.32	$2.31
Risk-free interest rate	1.50% - 1.86%	1.54% - 2.16%	0.97% - 1.99%
Expected term of options (in years)	5.50 - 6.08	5.50 - 6.75	5.45 - 6.08
Expected stock price volatility	77% - 91%	90% - 93%	90%
Expected dividend yield	—%	—%	—%
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

JOBS Act
On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2015, we had cash and cash equivalents of $112.9 million consisting of bank deposits and interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. Additionally, our cash balances deposited in a bank in the United States may be in excess of insured levels.
We contract with contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.
Item 8. Financial Statements and Supplementary Data.
The financial statements required by this Item 8 are set forth beginning at page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, Management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our President and Chief Executive Officer and Executive Vice President, Strategy and Finance concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President, Strategy and Finance, as appropriate to allow timely discussion regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2015 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2015.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.
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

IMMUNE DESIGN CORP.
(Registrant)

Date: March 14, 2016	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 14, 2016	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy and Finance (Principal Accounting Officer and Principal Financial Officer)

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

SIGNATURE	TITLE	DATE

/s/ Carlos Paya, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
Carlos Paya, M.D., Ph.D.

/s/ Stephen Brady	Executive Vice President, Strategy and Finance (Principal Accounting Officer and Principal Financial Officer)	March 14, 2016
Stephen Brady

/s/ Ed Penhoet, Ph.D.	Chairman of the Board	March 14, 2016
Ed Penhoet, Ph.D.

/s/ Brian Atwood	Director	March 14, 2016
Brian Atwood

/s/ David Baltimore, Ph.D.	Director	March 14, 2016
David Baltimore, Ph.D.

/s/ Franklin Berger	Director	March 14, 2016
Franklin Berger

/s/ William Ringo	Director	March 14, 2016
William Ringo

/s/ Lewis Coleman	Director	March 14, 2016
Lewis Coleman

/s/ Peter Svennilson	Director	March 14, 2016
Peter Svennilson

IMMUNE DESIGN CORP

IMMUNE DESIGN CORP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Immune Design Corp.
We have audited the accompanying balance sheets of Immune Design Corp. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune Design Corp. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Seattle, Washington
March 14, 2016

IMMUNE DESIGN CORP
BALANCE SHEETS
(in thousands, except share and per share amounts)

	DECEMBER 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$112,921	$75,354
Accounts receivable	972	1,970
Inventory	13	25
Prepaid expenses	1,654	633
Total current assets	115,560	77,982
Property and equipment, net	585	401
Total assets	$116,145	$78,383
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,074	$6,903
Accrued liabilities	3,986	5,001
Deferred rent, current	51	43
Total current liabilities	7,111	11,947
Other noncurrent liabilities	41	90
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized at December 31, 2015 and 2014; 20,153,202 and 16,878,817 shares issued and outstanding at December 31, 2015 and 2014, respectively	20	17
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2015 and 2014; no shares issued or outstanding	—	—
Additional paid-in capital	239,181	157,092
Accumulated deficit	(130,208)	(90,763)
Total stockholders’ equity	108,993	66,346
Total liabilities and stockholders’ equity	$116,145	$78,383

 The accompanying notes are an integral part of these financial statements.

IMMUNE DESIGN CORP
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

Revenues:
Licensing revenue	$3,500	$4,500	$729
Product sales	1,853	881	870
Collaborative revenue	4,157	1,052	—
Total revenues	9,510	6,433	1,599
Operating expenses:
Cost of product sales	774	638	669
Research and development	33,087	22,746	11,554
General and administrative	15,134	12,927	4,433
Total operating expenses	48,995	36,311	16,656
Loss from operations	(39,485)	(29,878)	(15,057)
Interest and other income	40	4	37
Change in fair value of convertible preferred stock warrant liability	—	(4,277)	(955)
Net loss attributable to common stockholders	$(39,445)	$(34,151)	$(15,975)
Basic and diluted net loss per share attributable to common stockholders	$(2.06)	$(4.56)	$(43.48)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	19,155,918	7,494,790	367,437

 The accompanying notes are an integral part of these financial statements.

IMMUNE DESIGN CORP
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 31, 2012	5,818,356	$51,726	360,961	$3	$514	$(40,637)	$(40,120)
Issuance of Series C convertible preferred stock for cash at $8.18 per share, net of issuance costs of $251	3,951,066	29,668	—	—	—	—	—
Exercise of stock options	—	—	8,499	—	6	—	6
Stock-based compensation	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	(15,975)	(15,975)
Balance, December 31, 2013	9,769,422	81,394	369,460	3	775	(56,612)	(55,834)
Issuance of common stock at $12.00 per share upon completion of IPO, net of offering costs of $7,100	—	—	5,410,564	5	57,802	—	57,807
Conversion of convertible preferred stock to common stock	(9,769,422)	(81,394)	9,769,422	10	81,384	—	81,394
Issuance of common stock upon cash and net exercise of warrants for $12.00 per share	—	—	1,308,863	1	8,149	—	8,150
Conversion of preferred stock warrant liability to additional paid-in capital	—	—	—	—	7,613	—	7,613
Reverse stock split true-up	—	—	—	(2)	2	—	—
Exercise of stock options	—	—	20,508	—	23	—	23
Stock-based compensation	—	—	—	—	1,344	—	1,344
Net loss	—	—	—	—	—	(34,151)	(34,151)
Balance, December 31, 2014	—	—	16,878,817	17	157,092	(90,763)	66,346
Issuance of common stock at $26.50 per share upon completion of public offering, net of issuance costs of $5,397	—	—	3,047,409	3	75,356	—	75,359
Exercise of stock options	—	—	219,290	—	303	—	303
Issuance of common stock in connection with ESPP purchase	—	—	7,686	—	133	—	133
Stock-based compensation	—	—	—	—	6,297	—	6,297
Net loss	—	—	—	—	—	(39,445)	(39,445)
Balance, December 31, 2015	—	$—	20,153,202	$20	$239,181	$(130,208)	$108,993

 The accompanying notes are an integral part of these financial statements.

IMMUNE DESIGN CORP
STATEMENTS OF CASH FLOWS
(in thousands)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

Operating activities
Net loss	$(39,445)	$(34,151)	$(15,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243	238	407
Stock-based compensation expense	6,297	1,344	255
Revaluation of convertible preferred stock warrant liability	—	4,277	955
Other	—	—	94
Changes in operating assets and liabilities:
Accounts receivable	998	(1,883)	426
Inventory	12	(8)	109
Prepaid expenses	(1,021)	(454)	8
Accounts payable	(3,829)	6,037	(213)
Accrued liabilities	(1,029)	3,955	(453)
Deferred rent	(27)	(24)	89
Net cash used in operating activities	(37,801)	(20,669)	(14,298)
Investing activities
Purchases of property and equipment	(427)	(344)	(175)
Proceeds from the sale of property and equipment	—	—	43
Net cash used in investing activities	(427)	(344)	(132)
Financing activities
Issuance of common stock in public offering, net of offering costs	75,359	57,807	—
Proceeds from exercise of preferred stock warrants	—	8,150	—
Proceeds from exercise of stock options and employee stock purchases	436	23	6
Proceeds from sale of convertible preferred stock, net of cash paid for issuance costs	—	—	29,668
Proceeds from sale of convertible preferred stock warrants	—	—	2,381
Net cash provided by financing activities	75,795	65,980	32,055
Net increase in cash and cash equivalents	37,567	44,967	17,625
Cash and cash equivalents, beginning of period	75,354	30,387	12,762
Cash and cash equivalents, end of period	$112,921	$75,354	$30,387
Supplemental disclosures:
Conversion of shares of preferred stock into shares of common stock	$—	$81,394	$—
Conversion of preferred stock warrants into shares of common stock	$—	$7,613	$—

The accompanying notes are an integral part of these financial statements.

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex™ and GLAAS™. Our primary product candidates, CMB305 and G100, utilize multiple immuno-oncology approaches and are in multiple Phase 1and Phase 2 trials. In addition, we have licensed the right to use the GLAAS platform in specific infectious disease and allergy indications.
We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington and we have an additional facility in South San Francisco, California.
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
Accounts Receivable
Accounts receivable are amounts due from other companies related primarily to licensing fees, product sales and research and development services. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2015 or 2014, as the estimated risk of loss on our accounts receivable was determined to be minimal.
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

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

substantive, we recognize such milestones as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process.
Milestones are considered substantive if all of the following conditions are met: (1) the milestone is nonrefundable, (2) achievement of the milestone was not reasonably assured at the inception of the arrangement, (3) substantive effort is involved to achieve the milestone and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as unearned revenue.
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

Revenue from product sales of glucopyranosyl lipid A (GLA), a product from our GLASS platforms, is recognized when the risk of loss has passed to the customer or deferred until such time that risk of loss has passed. All revenues associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.
We consider significant revenue concentrations to be customers who account for 10% or more of total revenues generated by us during the periods presented. We had collaboration partners that accounted for 44%, 36% and 20% of revenue for the year ended December 31, 2015, 55%, 28% and 16% of revenue for the year ended December 31, 2014; and 77% and 13% of revenue for the year ended December 31, 2013. The collaboration partners owed a total of 98% and 100% of accounts receivable as of December 31, 2015 and 2014, respectively. We do not believe the loss of such customers would have a material adverse effect on us.
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

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the years ended December 31, 2015, 2014 and 2013.
Subsequent Events
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue. ASU 2014-09 requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. Early adoption prior to that date is not permitted. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. The  standard is effective for public companies  for the fiscal years and interim reporting periods beginning after December 15, 2018. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
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
The common stock equivalents issuable upon the conversion or exercise of the following dilutive securities has been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been antidilutive for the periods presented:

	DECEMBER 31,
	2015	2014	2013
Convertible preferred stock	—	—	9,769,422
Options to purchase common stock	2,832,467	1,907,091	1,463,747
Warrants to purchase convertible preferred stock	—	—	1,975,532
	2,832,467	1,907,091	13,208,701

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Prior to the closing of our IPO in 2014, our preferred stock warrant liability was classified within Level 3 and was measured at its estimated fair value on a recurring basis using the income method approach in combination with a Monte Carlo simulation. Inputs used to determine estimated fair value included the estimated fair value of the underlying stock at the valuation measurement date, the multiple scenarios outlining probabilities and the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the price of the underlying stock. In July 2014, immediately prior to the closing of the IPO all of our convertible preferred stock warrants were exercised and the convertible preferred stock warrant liability was reclassified to stockholders' equity (deficit). See note 8 for additional discussion of the warrant exercise.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2015
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$110,657	$—	$—	$110,657

	December 31, 2014
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$73,098	$—	$—	$73,098
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

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
The following table shows the reconciliation of the convertible preferred stock warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

ESTIMATED FAIR VALUE
Balance as of January 1, 2013	$—
Fair value at issuance of convertible preferred stock warrant liability (October 16, 2013)	2,381
Change in fair value of convertible preferred stock warrant liability	955
Balance as of December 31, 2013	3,336
Change in fair value of convertible preferred stock warrant liability	4,277
Conversion of preferred stock warrant liability into additional-paid-in-capital	(7,613)
Balance as of December 31, 2014	$—

5. Inventory
Inventory consists of the following (in thousands):

	DECEMBER 31,
	2015	2014

Raw materials	$—	$—
Finished goods	13	25
Total inventory	$13	$25
6. Property and Equipment
Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2015	2014

Laboratory equipment	$2,287	$2,060
Leasehold improvements	129	135
Computer equipment and software	448	285
Office equipment, furniture, and fixtures	160	124
Total	3,024	2,604
Less: accumulated depreciation and amortization	(2,439)	(2,203)
Total property and equipment, net	$585	$401

Depreciation and amortization expense was $243,000, $238,000 and $407,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2015	2014

Research and development services	$2,043	$1,845
Legal and professional services	378	1,253
Employee compensation	1,538	1,379
Unearned revenue	27	524
Total accrued liabilities	$3,986	$5,001
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
We lease laboratory and office space under an operating lease in Seattle, Washington. The lease commenced in February 2013 and continues through November 2016, with an option to extend the term for an additional month. The terms of the facility lease provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses. Through December 31, 2015 and 2014, we have incurred $129,000 and $135,000, respectively, in leasehold improvements related to the lease and have recorded accumulated amortization of $92,000 and $50,000, as of December 31, 2015 and 2014, respectively.
We also lease office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. The terms of the office lease provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses beginning January 2016. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of December 31, 2015, no funds had been drawn down on the letter of credit.
As of December 31, 2015, future minimum lease payments are as follows (in thousands):

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2016	$713
2017	361
2018	372
2019	383
2020	32
Total future minimum lease payments	$1,861

In January 2016, we entered into a Lease Agreement to lease approximately 20,133 square feet of office and laboratory space in the building located at 1616 Eastlake Avenue East, Seattle, Washington. This lease includes and expands on the space we currently sublease for our headquarters. The term of the lease is 5 years with one option to extend the lease term by 3 years. The lease term is expected commence on January 1 , 2017. The annual base rent due under the lease is $1.1 million for the first year and will increase by 2.5% each year thereafter. Under the terms of this lease agreement we will be required to provide a $200,000 letter of credit as a security deposit. Lease payments in connection with the new lease are not included in the table above.

Rent expense under operating leases was approximately $849,000, $576,000 and $561,000, for the years ended December 31, 2015, 2014 and 2013, respectively.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of their intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use their device. In December 2015, we initiated our Phase 2 Sarcoma trial which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses on the accompanying balance sheet and are being amortized to research and development expense over the related milestone periods. As of December 31, 2015, $744,000 of the payments remain in prepaid expenses and $356,000 has been amortized to research and development expense during the twelve months ended December 31, 2015. In addition, we agreed to pay certain future milestone fees up to an aggregate of $4.0 million upon the achievement of certain clinical milestones.
Under our license agreements with IDRI, we are contingently obligated to pay any potential future milestone payments, which could total up to $2.4 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop. We are also contingently obligated to pay any potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which could total up to $1.8 million in aggregate payments for the ZVex products we develop. We also have potential future royalty payments we may be required to make under our licensing agreements as described in Note 10.
Payments under these agreements are uncertain due to the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.
10. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Sanofi may terminate the agreement at any time upon six months' written notice. We recognized $1.0 million and $3.5 million in milestone revenue under this agreement for the twelve months ended December 31, 2015 and 2014, respectively. The agreement provides for additional payments of up to $167.0 million based upon the attainment of certain development and commercialization milestones, and tiered royalties on sales of approved products.
In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune) pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. Two of the three agreements remain in full force and effect, and the rights granted under

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the third have returned to us. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized $2.5 million, $1.0 million and $0 in revenue for the achievement of development milestones under these license agreements for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
In May 2013, we entered into a nonexclusive license agreement granting Medicago, Inc. (Medicago) a right to research, develop, and commercialize GLA in the field of pandemic influenza. Medicago paid an upfront payment of $500,000 under the license agreement, which was recognized as revenue during the year ended December 31, 2013, and is also obligated to make additional payments of up to $9.5 million based on achievement of certain development and government contract milestones for the licensed indication. Medicago is also obligated to pay us a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under license expiration. No revenue was recognized under the agreement for the years ended December 31, 2015 and 2014.
Licenses Acquired
In July 2008, we licensed certain patent rights, know-how and technology related to our GLAAS platform from the Infectious Disease Research Institute (IDRI), specifically products and formulations containing GLA and another synthetic TLR 4 agonist referred to as SLA. This license was amended and restated in 2010.
In November 2015, we entered into a separate agreement with IDRI to license a patent related to our GLAAS technology in the field of cancer. Under this agreement, we paid IDRI an upfront license fee in the amount of $250,000, which was recognized as research and development expense. Upon the achievement of certain developmental and regulatory milestones, we will be obligated to pay IDRI up to $250,000 and $125,000, respectively, for the first and each subsequent licensed product we develop.
In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.4 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party licensees. Additionally, if the Company exercises its option for additional infectious disease indications, it will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments.
We recognized $2.9 million, $500,000 and $140,000 in IDRI license-related milestone fees, which were expensed in research and development expenses, for the years ended December 31, 2015, 2014 and 2013, respectively.
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

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

obligation to Caltech. In addition, we are required to pay Caltech up to an aggregate of $1.6 million in additional payments upon the achievement of certain regulatory and sales milestones.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 9 for additional information.
Collaborations
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus (HSV) immune therapy. Sanofi Pasteur and Immune Design are each contributing product candidates to the collaboration: Sanofi Pasteur is contributing HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and we contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging our GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any licensed product developed from the collaboration.
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the statement of operations. For the years ended December 31, 2015 and 2014, we recognized $4.2 million and $1.1 million in revenue under this collaboration arrangement. As of December 31, 2015 and 2014, we had an outstanding receivable of $66,000 and $1.5 million, respectively, under this collaboration arrangement of which $0 and $492,000, respectively, was unearned.
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

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
Common Stock
We had 20,153,202 and 16,878,817 shares of common stock outstanding as of December 31, 2015 and 2014, respectively. Shares of common stock reserved for future issuance were as follows:

	AS OF DECEMBER 31,
	2015	2014

Shares to be issued under the employee stock purchase plan	316,322	155,220
Shares to be issued upon exercise of outstanding stock options	2,832,467	1,907,091
Shares available for future stock option grants	804,553	1,274,067
Shares of common stock reserved for future issuance	3,953,342	3,336,378
Equity Incentive Plans
2014 Employee Stock Purchase Plan

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In April 2014, our board of directors adopted, and in July 2014 our stockholders approved the 2014 Employee Stock Purchase Plan (2014 ESPP). The total number of shares of common stock available for issuance under the 2014 ESPP will automatically increase annually on January 1 by (i) the lesser of 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year or (ii) 200,000 shares. On January 1, 2016, in accordance with the 2014 ESPP annual increase provisions, the authorized shares increased by 200,000 shares.
2008 Equity Incentive Plan and 2014 Omnibus Incentive Plan
In 2008, we adopted the 2008 Equity Incentive Plan (2008 Plan) for eligible employees, officers, directors, and consultants, which provided for the grant of incentive and non-statutory stock options, restricted stock awards, restructured stock unit awards grant, and stock appreciation rights. The terms of the stock awards, including vesting requirements, were determined by the board of directors, subject to the provisions of the 2008 Plan.
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
Stock options granted under the 2008 and 2014 Plans generally vest within four years and vested options are exercisable until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of our company. We grant stock options to employees with exercise prices equal to the fair value of our common stock on the date of grant. There were a total of 2,084,913 shares of common stock authorized under the 2014 Plan as of December 31, 2015.
The total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year. On January 1, 2016, in accordance with the 2014 Plan and annual increase provisions, the authorized shares increased by 806,128 shares.
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at January 1, 2014	1,463,747	$1.20	8.67
Granted	512,643	$12.27
Exercised	(20,508)	$1.14
Forfeited	(47,261)	$3.21
Expired	(1,530)	$1.48
Outstanding at December 31, 2014	1,907,091	$4.16	8.16	$50,847
Granted	1,241,394	$21.55
Exercised	(219,290)	$1.38
Forfeited	(96,728)	$18.61
Outstanding at December 31, 2015	2,832,467	$11.48	8.24	$30,447
Vested and expected to vest after December 31, 2015	2,651,113	$11.17	8.17	$29,226
Exercisable at December 31, 2015	1,067,294	$3.56	6.96	$17,940

 As of December 31, 2015, there was $17.3 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.8 years. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $5.0 million, $243,000 and $7,000, respectively.

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

Employee:
Research and development	$2,034	$421	$40
General and administrative	3,810	703	111
Non-Employee:
Research and development	205	216	39
General and administrative	248	4	65
Total stock-based compensation expense	$6,297	$1,344	$255
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
The fair values of stock options granted to employees were calculated using the following assumptions:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

Weighted-average estimated fair value	$15.65	$9.32	$2.31
Risk-free interest rate (1)	1.50% - 1.86%	1.54% - 2.16%	0.97% - 1.99%
Expected term of options (in years) (2)	5.50 - 6.08	5.50 - 6.75	5.45 - 6.08
Expected stock price volatility (3)	77% - 91%	90% - 93%	90%
Expected dividend yield (4)	—%	—%	—%

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

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

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13. Income Taxes
No provision for income taxes has been recorded for the years ended December 31, 2015, 2014 and 2013, due to the operating losses incurred since inception for which no benefit has been recorded.
The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	AS OF DECEMBER 31,
	2015	2014
Statutory tax rate	35.0%	35.0%
Effect of:
Permanent differences	(2.1)	(5.1)
Other	0.5	—
General business credits	4.1	2.0
Change in valuation allowance	(37.5)	(31.9)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred taxes are as follows (in thousands):

	AS OF DECEMBER 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$39,965	$29,052
Research and development credit	4,290	2,658
Depreciation and amortization	165	174
Other temporary differences	2,563	292
Gross deferred tax assets	46,983	32,176
Deferred tax asset valuation allowance	(46,983)	(32,176)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $14.8 million and $10.9 million during 2015 and 2014, respectively.
As of December 31, 2015 and 2014, we had approximately $117.6 million and $83.0 million in federal net operating loss carryforwards and approximately $4.3 million and $2.7 million in federal research and development tax credit carryforwards, respectively. The net operating losses and federal research credits will begin to expire in varying amounts between 2028 and 2035 if not utilized.
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

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

financial reporting purposes, the tax effect of this deduction when recognized is accounted for as a credit to stockholders’ equity. We do not have any excess tax deductions on option exercises.
We file income tax returns in the U.S. federal jurisdiction as well and plan to file in the state of California. We are not currently under audit in any tax jurisdiction. Tax years from 2008 through 2015 are currently open for audit by federal and state taxing authorities.
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2015 and 2014, we did not have any accrued interest or penalties associated with unrecognized benefits. Additionally, we did not have any unrecognized tax benefits at December 31, 2015 and 2014.
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

On or about December 15, 2014, TVS filed a motion for a preliminary injunction seeking, among other things, to enjoin us from making any use of lentiviral vectors pending final resolution of the litigation. A hearing was held on TVS’s motion in January 2015. By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined at a full trial. A trial date has not yet been set. In September 2015, we and TVS participated in a voluntary non-binding mediation. However, to date we have not reached any agreement with TVS to settle this lawsuit. We intend to continue to vigorously defend this lawsuit.
European Patent Oppositions
In February 2013, a third party filed an opposition at the European Patent Office, or EPO, requesting revocation of European Patent No. 2068918 directed to GLA formulations and uses. This patent is owned by Infectious Disease Research Institute and under license to us. We are vigorously defending the grant of this patent. An oral hearing has been set for September 2016. This patent is an important part of our proprietary position for GLA in Europe. The final outcome of the proceedings is uncertain.

In October 2014, TVS filed an opposition at the EPO requesting revocation of European Patent No. 2456786 directed at improvements to our lentiviral vector. This opposition is not substantively related to the ongoing Delaware lawsuit previously disclosed, and to our knowledge, TVS is not using the technology claimed in this patent. We intend to vigorously defend the grant of this patent. An oral hearing has been set for September 2016. In light of other European patents and patent applications

IMMUNE DESIGN CORP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

directed to our lentiviral platform technology, we do not believe the validity of this patent will have a material effect on the scope of our patent protection in Europe.
15. Employee Benefit Plan
We sponsor a 401(k) defined contribution plan for our employees. Employee contributions are voluntary. We may match employee contributions in amounts to be determined at our sole discretion. Currently, we have elected to satisfy the safe-harbor rules by matching contributions equal to 100% of employee salary deferrals that do not exceed 3% of the employee’s compensation, plus 50% matching employee salary deferrals between 3% and 5% of the employee’s compensation. Employer contributions have totaled approximately $214,000, $153,000, and $110,000 for the years ended December 31, 2015, 2014 and 2013 respectively.
16. Selected Quarterly Financial Information (Unaudited)
The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited)
Total revenues	$1,938	$1,780	$4,653	$1,139
Net loss attributable to common stockholders	$(9,406)	$(10,517)	$(7,407)	$(12,115)
Basic and diluted net loss per share attributable to common stockholders	$(0.56)	$(0.54)	$(0.37)	$(0.60)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(unaudited)
Total revenues	$25	$1,064	$3,544	$1,800
Net loss attributable to common stockholders	$(8,223)	$(6,126)	$(6,682)	$(13,120)
Basic and diluted net loss per share attributable to common stockholders	$(22.25)	$(16.57)	$(0.55)	$(0.78)

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

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

10.5+
Form of Incentive Stock Option Agreement under the Immune Design Corp. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-196979), as filed with the SEC on July 14, 2014).

10.6+
Form of Non-Qualified Option Agreement under the Immune Design Corp. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-196979), as filed with the SEC on July 14, 2014).

10.7+
Form of Restricted Stock Unit Agreement under the Immune Design Corp. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36561), as filed with the SEC on January 8, 2016).

10.8+
Immune Design Corp. 2014 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-197748), as filed with the SEC on July 31, 2014).

10.9+
Employment Agreement, dated June 20, 2014, by and between Immune Design Corp. and Carlos Paya, M.D., Ph.D. (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.10+
Employment Agreement, dated June 19, 2014, by and between Immune Design Corp. and Wayne Gombotz, Ph.D. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.11+
Employment Agreement, dated June 23, 2014, by and between Immune Design Corp. and Stephen Brady (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.12+
Employment Agreement, dated June 19, 2014, by and between Immune Design Corp. and Jan Henrik ter Meulen, M.D. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.13+
Employment Agreement, dated June 19, 2014, by and between Immune Design Corp. and Richard Kenney (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.14+
Form of Indemnification Agreement, by and between Immune Design Corp. and each of its directors and officers (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.15†
Second Amended and Restated License Agreement, dated December 23, 2015, by and between Immune Design Corp. and the Infectious Disease Research Institute (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-36561), as filed with the SEC on February 16, 2016).

10.16†
License Agreement, dated January 16, 2013, by and between Immune Design Corp. and The University of North Carolina at Chapel Hill (incorporated herein by reference to Exhibit 10.20 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on July 17, 2014).

10.17†
License Agreement, dated January 1, 2009, by and between Immune Design Corp. and the California Institute of Technology (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.18
Office Lease, dated November 21, 2013, by and between Immune Design Corp. and BXP 601& 651 Gateway Center LP, formerly known as Gateway Center LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.19
First Amendment to Office Lease, dated October 27, 2014, by and between Immune Design Corp. and BXP 601 & 651 Gateway Center LP, formerly known as Gateway Center LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-36561), as filed with the SEC on March 31, 2015).

10.20
Second Amendment to Office Lease, dated November 20, 2014, by and between Immune Design Corp. and BXP 601 & 651 Gateway Center LP, formerly known as Gateway Center LLC (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-36561), as filed with the SEC on March 31, 2015).

10.21
Sublease Agreement, dated December 20, 2012, by and between Immune Design Corp. and The Board of Regents of the University of Washington (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

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

101
Financial statements from the Annual Report on Form 10-K of Immune Design Corp. for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit); (iv) the Statements of Cash Flows; and (v) Notes to Financial Statements.

+ Indicates a management contract or compensatory plan.

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

† Registrant has been granted or requested confidential treatment for certain portions of this exhibit. This exhibit omits the information subject to this confidentiality treatment or request. Omitted portions have been filed separately with the SEC.