Form 10-Q
period 2016-03-31
Immune Design Corp.
filed 2016-05-10
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of May 5, 2016, the number of outstanding shares of the registrant’s common stock was 20,153,202.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,762	$112,921
Short-term investments	46,068	—
Accounts receivable	13	972
Inventory	705	13
Prepaid expenses	2,894	1,654
Other current assets	86	—
Total current assets	104,528	115,560
Property and equipment, net	528	585
Total assets	$105,056	$116,145
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,765	$3,074
Accrued liabilities	4,133	3,986
Deferred rent, current	37	51
Total current liabilities	5,935	7,111
Other noncurrent liabilities	67	41
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2016 (unaudited) and December 31, 2015; 20,153,202 shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015	20	20
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	241,516	239,181
Accumulated other comprehensive income	20	—
Accumulated deficit	(142,502)	(130,208)
Total stockholders’ equity	99,054	108,993
Total liabilities and stockholders’ equity	$105,056	$116,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Revenues:
Product sales	$7	$89
Collaborative revenue	1,856	1,849
Total revenues	1,863	1,938
Operating expenses:
Cost of product sales	22	79
Research and development	10,570	7,463
General and administrative	3,914	3,802
Total operating expenses	14,506	11,344
Loss from operations	(12,643)	(9,406)
Interest and other income	349	—
Net loss	$(12,294)	$(9,406)
Other comprehensive income (loss):
Unrealized gain on investments	20	—
Comprehensive loss	$(12,274)	$(9,406)
Basic and diluted net loss per share	$(0.61)	$(0.56)
Weighted-average shares used to compute basic and diluted net loss per share	20,153,202	16,944,871
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating activities
Net loss	$(12,294)	$(9,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	52
Amortization of premium/discount on investments	(48)	—
Stock-based compensation expense	2,335	1,231
Changes in operating assets and liabilities:
Accounts receivable	959	392
Inventory	(692)	(2)
Prepaid expenses	(1,240)	(148)
Accounts payable	(1,309)	(4,480)
Accrued liabilities	169	(2,571)
Other	(96)	(9)
Net cash used in operating activities	(12,140)	(14,941)
Investing activities
Purchases of property and equipment	(19)	(132)
Purchases of short-term investments	(46,000)	—
Net cash used in investing activities	(46,019)	(132)
Financing activities
Deferred offering costs	—	(128)
Proceeds from exercise of stock options and employee stock purchases	—	77
Net cash used in financing activities	—	(51)
Net decrease in cash and cash equivalents	(58,159)	(15,124)
Cash and cash equivalents, beginning of period	112,921	75,354
Cash and cash equivalents, end of period	$54,762	$60,230
Supplemental cash flow information
Accrual of offering costs	$—	$72
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex™ and GLAAS™. Our primary product candidates, CMB305 and G100, utilize multiple immuno-oncology approaches and are in Phase 1 and Phase 2 clinical trials. In addition, we have licensed the right to use the GLAAS platform in specific infectious disease and allergy indications. We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have an additional facility in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). To conform with GAAP, the preparation of our financial statements requires management to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, accruals for clinical trial activity, other accrued liabilities, and assumptions used in determining stock-based compensation expenses and convertible preferred stock warrant liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ materially from those estimates.
Principles of Consolidation
Our consolidated financial statements include the financial position and results of operations of Immune Design Corp. and Immune Design Ltd., our wholly owned subsidiary. Immune Design Ltd. was incorporated in the United Kingdom in February 2016 and to date there have been no financial transactions or balances related to this entity.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC).
Short-term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Comprehensive Income (Loss)
Comprehensive loss is composed of net loss and other comprehensive income or loss that are excluded from net loss. For the periods presented, other comprehensive income consists of unrealized gains on our available-for-sale securities.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, related to the recognition of revenue. ASU 2014-09 requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In March 2016, the FASB issued ASU No. 2016-08, which clarifies the implementation guidance on principal versus agent considerations under ASU 2014-09. These standards are effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. Early adoption prior to that date is not permitted. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
In February 2016, FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. This standard is effective for public companies for the fiscal years and interim reporting periods beginning after December 15, 2018. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
In March 2016, FASB issued ASU No. 2016-09 related to stock-based compensation, which primarily changes the accounting for forfeitures and taxes in connection with share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Because of net losses recognized in each period, potential shares of common stock issuable upon the exercise of outstanding stock options have not been reflected in the calculation of diluted net loss per share due to the anti-dilutive effect. Diluted net loss per share, therefore, does not differ from basic net loss per share.
The common stock equivalents issuable upon the exercise of the following dilutive securities have been excluded from the computation of diluted net loss per share calculation because their effect would have been antidilutive for the periods presented:

	March 31,
	2016	2015
	(unaudited)
Options to purchase common stock	3,429,075	2,308,886
Restricted stock units	116,750	—
Total outstanding shares of common stock equivalents	3,545,825	2,308,886

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments at March 31, 2016 are as follows (in thousands):

	March 31, 2016
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$50,357	$—	$—	$50,357
U.S. Treasury securities	46,048	20	—	46,068
Total	$96,405	$20	$—	$96,425
Classified as:
Cash equivalents				$50,357
Short-term investments				46,068
Total				$96,425
All U.S. Treasury securities held as of March 31, 2016 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.
5. Fair Value of Financial Instruments
We measure and record cash and cash equivalents and convertible preferred stock warrant liabilities at fair value in the accompanying condensed consolidated financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is as follows:
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
Level 1 securities consist of highly liquid money market funds and U.S. Treasury securities. The fair value of Level 1 assets has been determined using quoted prices in active markets for identical assets.
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2016
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$50,357	$—	$—	$50,357
U.S. Treasury securities	46,068	—	—	46,068
	$96,425	$—	$—	$96,425

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

	December 31, 2015
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$110,657	$—	$—	$110,657
6. Inventory
Inventory consists of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Work in process	$695	$—
Finished goods	10	13
Total inventory	$705	$13

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Research and development services	$2,925	$2,043
Legal and professional services	101	378
Employee compensation	635	1,538
Unearned revenue	472	27
Total accrued liabilities	$4,133	$3,986

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

8. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. The lease commenced in February 2013 and continues through November 2016, with an option to extend the term for an additional month.
We also lease office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of March 31, 2016, no funds had been drawn on the letter of credit.
In January 2016, we entered into a lease agreement to lease approximately 20,133 square feet of office and laboratory space in the building located at 1616 Eastlake Ave. E., Seattle, Washington. This lease includes and expands on the space we currently sublease for our headquarters. The term of the lease is five years with one option to extend the lease term by three years. The lease term is expected commence on January 1, 2017. The annual base rent due under the lease is $1.1 million for the first year and will increase by 2.5% each year thereafter. In connection with this lease agreement, we will be required to provide a $200,000 letter of credit as a security deposit.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of their intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use their device. In December 2015, we initiated our Phase 2 Sarcoma trial which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses on the accompanying condensed consolidated balance sheet and are being amortized to research and development expense over the related milestone periods. As of March 31, 2016, $483,000 of the payments remain in prepaid expenses and $261,000 has been amortized to research and development expense during the three months ended March 31, 2016. In addition, we agreed to pay certain future milestone fees up to an aggregate of $4.0 million upon the achievement of certain clinical milestones using the device.
Under our license agreements with IDRI, we are contingently obligated to pay potential future milestone payments, which could total up to $2.4 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop.
We are also contingently obligated to pay any potential future milestone payments to third parties as part of certain collaboration and licensing agreements for the ZVex products we develop, which could total up to $2.0 million in aggregate payments. We also have potential future royalty payments under our licensing agreements as described in Note 9. Payments under these agreements are uncertain due to the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Sanofi may terminate the agreement at any time upon six months' written notice. We recognized no milestone revenue under this agreement for the three months ended March 31, 2016 and 2015. The agreement provides for additional payments of up to $167.0 million based upon the attainment of certain development and commercialization milestones, and tiered royalties on sales of approved products.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune) pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of up to $62.9 million to $72.5 million, depending on the infectious disease indication, upon the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue under these agreements for the three months ended March 31, 2016 and 2015.
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
In December 2015, we entered into a second amended and restated license agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.4 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party licensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments.
We recognized no IDRI license-related milestone fees for the three months ended March 31, 2016 and 2015, respectively.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We make annual minimum royalty payments under the license. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage, if and when commercialized, if we should elect to continue development of the related technology; however, we may terminate

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

our development program at any time without further obligation to Caltech. In addition, we are required to pay Caltech up to an aggregate of $1.6 million in additional payments upon the achievement of certain regulatory and sales milestones.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 8 for additional information.
Collaborations
In October 2014, we entered into a collaboration with Sanofi Pasteur, the vaccines division of Sanofi, for the development of a Herpes Simplex Virus (HSV) immune therapy. Sanofi Pasteur and Immune Design are each contributing product candidates to the collaboration: Sanofi Pasteur is contributing HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and we contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging our GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any product developed from the collaboration.
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2016 and 2015, we recognized $1.9 million and $1.8 million in revenue under this collaboration arrangement. As of March 31, 2016, we have $433,000 in unearned revenue on our accompanying condensed consolidated balance sheets related to this agreement.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of March 31, 2016 or December 31, 2015.
Common Stock
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

We had 20,153,202 and 20,153,202 shares of common stock outstanding as of March 31, 2016 and December 31, 2015, respectively. Shares of common stock reserved for future issuance were as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Shares available for issuance under the employee stock purchase plan	516,322	316,322
Options granted and outstanding	3,429,075	2,832,467
Unvested restricted stock units	116,750	—
Shares available for future stock option grants	897,323	804,553
Shares of common stock reserved for future issuance	4,959,470	3,953,342
Equity Incentive Plans
On January 1, 2016, in accordance with provisions of our 2014 Employee Stock Purchase Plan (2014 ESPP) the authorized shares available under the plan were increased by 200,000 shares.
On January 1, 2016, in accordance with provisions of our 2014 Omnibus Incentive Plan (2014 Plan), the authorized shares increased by 806,128 shares. There were a total of 2,891,041 shares of common stock authorized under the 2014 Plan as of March 31, 2016.
Restricted Stock Units
In 2016 we began issuing restricted stock units (RSUs) to employees under the 2014 Plan. The fair value of the RSUs is determined on the date of grant based on the market price of our common stock. RSUs are recognized as expense ratably over the vesting period, and our RSU’s generally vest over four years with 25% of the total award vesting on each year on the anniversary of the vesting commencement date.
The activity for our RSUs is summarized as follow:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	—
Granted	118,000	$19.39
Vested	—	—
Forfeited	(1,250)	19.39
Outstanding at March 31, 2016	116,750	$19.39

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2015	2,832,467	$11.48	8.24
Granted (unaudited)	630,360	$19.27
Exercised (unaudited)	—	$—
Forfeited (unaudited)	(33,752)	$21.16
Outstanding at March 31, 2016 (unaudited)	3,429,075	$12.82	8.27	$15,725
Vested and expected to vest after March 31, 2016 (unaudited)	3,226,274	$12.52	8.21	$15,489
Exercisable as of March 31, 2016 (unaudited)	1,328,736	$7.37	6.99	$11,435

As of March 31, 2016, there was $22.4 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.9 years. The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $0.0 and $2.6 million, respectively.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized in our condensed consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Employee:
Research and development	$1,009	$402
General and administrative	1,297	794
Non-Employee:
Research and development	2	35
General and administrative	27	—
Total stock-based compensation expense	$2,335	$1,231
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Weighted-average estimated fair value	$13.01	$22.58
Risk-free interest rate	1.42% - 1.84%	1.50% - 1.64%
Expected term of options (in years)	5.50 - 6.08	5.50 - 6.08
Expected stock price volatility	77%	82% - 91%
Expected dividend yield	—	—
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
By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined following a full trial. A trial date has not yet been set. Should TVS wish to continue with the lawsuit, we intend to continue to vigorously defend ourselves. In September 2015, we and TVS participated in a voluntary non-binding mediation. The mediation process did not result in resolution of the claims in the lawsuit. In recent discussions with TVS, the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited)

parties are considering entering into a long-term licensing transaction regarding TVS' technology that would provide future benefit to both parties. However, to date we have not reached any agreement with TVS on potential licensing terms or other claims made by TVS. Due to the nature of the litigation and developments to date, there are many material unresolved questions and issues that are critical to achieving agreement on this matter between both parties. It is unclear how the matters will be resolved. As such, we cannot make a reasonable estimate of a potential loss, or range of loss, at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC).
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
Our net loss was $12.3 million for the three months ended March 31, 2016, compared to $9.4 million for the three months ended March 31, 2015. As of March 31, 2016, we had an accumulated deficit of $142.5 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
Management’s discussion and analysis of financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended.
First Quarter 2016 and Other Recent Highlights
In January 2016, the U.S. Food and Drug Administration (FDA) granted orphan drug designation in soft tissue sarcoma for both components of CMB305, our “prime boost” cancer immunotherapy product candidate, and recently, we also received orphan drug designation for CMB305 itself. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees but does not provide any assurance of regulatory approval or expedite any regulatory review.
In February, 2016, we announced positive topline data from three Phase 1 clinical trials of our immuno-oncology product candidates, and we plan to present updated data for these studies at upcoming medical meetings and investor events:

•
CMB305. Enrollment is in progress in the expansion arm of our Phase 1 single agent trial of CMB305 in patients with cancers expressing the NY-ESO-1 tumor antigen. The completed dose-escalation study of CMB305 revealed a favorable safety profile, and a positive signal in progression-free survival (PFS) related endpoints has been observed. We plan to provide data for this trial at the Immune Design Company Update event in New York City on June 8, 2016.

•
LV305. We completed enrollment in our Phase 1 single agent trial of LV305 with sufficient follow-up of a large cohort of patients indicating a favorable safety profile and a positive signal in clinical endpoints such as PFS and survival. The complete data will be presented at the upcoming American Society of Clinical Oncology (ASCO) meeting in June, 2016.

•
G100. We completed enrollment of our Phase 1 trial of G100, in combination with radiation, in patients with Merkel cell carcinoma (MCC). The data revealed a consistent safety and clinical benefit profile. A thorough analysis of the tumor micro-environment before and after G100 injection demonstrated increased tumor inflammation, transforming tumors to a “hot” state, in G100-responding patients. The complete data set will be presented at the upcoming ASCO meeting in June, 2016.

Enrollment is ongoing in our randomized Phase 2 trial of CMB305 in patients with soft tissue sarcoma who receive either CMB305 combined with Genentech’s investigational cancer immunotherapy, atezolizumab (anti-PD-L1), or atezolizumab alone, pursuant to a collaboration with Genentech.  We also continue to enroll patients in our randomized Phase 1b/2 trial of G100 in patients with follicular non-Hodgkin Lymphoma in combination with local radiation and Merck’s anti-PD-1 agent, KEYTRUDA®, pursuant to a collaboration with Merck.
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

Research and Development Expenses
We focus our resources on our internal and collaborative research and development activities, including the conduct of preclinical studies, product development, activities related to regulatory filings for our product candidates and clinical trials. We recognize our research and development expenses as they are incurred. Research and development costs consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities, including clinical studies and manufacturing, on our behalf.
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
	(unaudited)
Direct research and development expense by platform:
ZVex	$4,415	$3,308
GLAAS	477	403
G103	1,789	1,677
Total direct research and development program expense	6,681	5,388
Indirect research and development expense by type:
Personnel related costs	2,790	1,725
Research and development supplies and services	698	148
Allocated facility, equipment, travel and other expense	401	202
Total indirect research and development expense	3,889	2,075
Total research and development expense	$10,570	$7,463

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
Interest and Other Income (Expense)
Interest and other income consists of interest income earned on our cash and cash equivalents and marketable securities, foreign currency gain or loss and the gain or loss on the disposal of property and equipment, if any.
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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
Principles of Consolidation
Our consolidated financial statements include the financial position and results of operations of Immune Design Corp. and Immune Design Ltd., our wholly owned subsidiary. Immune Design Ltd was incorporated in the United Kingdom in February 2016 and to date there have been no financial transactions or balances related to this entity.
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury bills with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net loss and other comprehensive income or loss that are excluded from net loss. For the periods presented, other comprehensive income consists of unrealized gains on our available-for-sale securities.

Results of Operations
Comparison of Three Months Ended March 31, 2016 and 2015
The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/ (Decrease)
	2016	2015
	(in thousands)
	(unaudited)
Total revenues	$1,863	$1,938	$(75)
Operating expenses:
Cost of product sales	22	79	(57)
Research and development	10,570	7,463	3,107
General and administrative	3,914	3,802	112
Total operating expenses	14,506	11,344	3,162
Loss from operations	(12,643)	(9,406)	(3,237)
Interest and other income	349	—	349
Net loss	$(12,294)	$(9,406)	$(2,888)
Total Revenues and Cost of Product Sales
The $0.1 million decrease in total revenues was primarily attributable to a decrease in product sales. Collaboration revenue remained consistent between both periods and was related to research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014
Research and Development Expenses
The $3.1 million increase in research and development expenses was primarily attributable to an increase of $1.8 million related to the continuing advancement of our ongoing research and development programs and our Phase 1 and Phase 2 clinical trials. We also had an increase of $1.1 million in personnel-related expenses, which was primarily due to higher stock-based compensation and an increase in headcount to support our advancing research and clinical pipeline, and an increase of $0.2 million in facility-related expenses as a result of our growth in research and development.
General and Administrative Expenses
The $0.1 million increase in general and administrative expenses was primarily attributable to an increase of $0.8 million in personnel-related expenses, which was primarily related to higher stock-based compensation, and an increase in headcount to support operations, and an increase of $0.1 million in facility-related costs. These increases were partially offset by a decrease of $0.8 million in legal costs related to defending our ongoing litigation.

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
As of March 31, 2016, we had cash and cash equivalents and short-term investments totaling $100.8 million. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(in thousands)
	(unaudited)
Net cash used in operating activities	$(12,140)	$(14,941)
Net cash used in investing activities	(46,019)	(132)
Net cash used in financing activities	—	(51)

Net Cash Used in Operating Activities
Net cash used in operating activities was $12.1 million during the three months ended March 31, 2016 and consisted primarily of our net loss of $12.3 million, partially offset by non-cash charges of $2.3 million for stock-based compensation expense and the net decrease in operating assets and liabilities of $2.2 million.
Net cash used in operating activities was $14.9 million during the three months ended March 31, 2015 and consisted of our net loss of $9.4 million offset by non-cash charges of $1.2 million for stock-based compensation expense and the net decrease in operating assets and liabilities of $6.8 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $46.0 million during the three months ended March 31, 2016 and consisted primarily of our purchase of short-term investments in U.S. Treasury securities. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2015 and primarily relates to the purchase of property and equipment, primarily lab equipment to support research and development efforts.
Net Cash Used in Financing Activities
Net cash used in financing activities was $0.0 million for the three months ended March 31, 2016. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2015, which consisted primarily of offering-related expenses for our secondary offering, partially offset by cash received for the exercise of stock options.
Contractual Obligations and Contingent Liabilities
During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2016, we had cash and cash equivalents of $54.8 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $46.1 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on March 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
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
By order dated March 9, 2015, the Chancery Court denied TVS’ motion for a preliminary injunction. The court has not yet made any final determination on the merits of the lawsuit, which will be determined following a full trial. A trial date has not yet been set. Should TVS wish to continue with the lawsuit, we intend to continue to vigorously defend ourselves. In September 2015, we and TVS participated in a voluntary non-binding mediation. The mediation process did not result in resolution of the claims in the lawsuit. In recent discussions with TVS, the parties are considering entering into a long-term licensing transaction regarding TVS' technology that would provide future benefit to both parties. However, to date we have not reached any agreement with TVS on potential licensing terms or other claims made by TVS.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three months ended March 31, 2016 and 2015, we reported net losses of $12.3 million and $9.4 million, respectively. As of March 31, 2016, we had an accumulated deficit of $142.5 million.
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
In September 2015, TVS and we participated in a voluntary non-binding mediation. However, to date we have not reached any agreement with TVS to settle this lawsuit. The mediation process did not result in resolution of the claims in the lawsuit. In recent discussions with TVS, the parties are considering entering into a long-term licensing transaction regarding TVS' technology that would provide future benefit to both parties. However, to date we have not reached any agreement with TVS on potential licensing terms or other claims made by TVS. Should TVS wish to continue with the lawsuit, we intend to continue to vigorously defend ourselves.
We have transitioned the manufacture of our lentiviral vectors to a new manufacturer to mitigate the risk of future supply interruptions. However, in the event we are unable to use any lentiviral vectors manufactured from our current manufacturer or any future manufacturer or the clinical data from the ongoing clinical trials of CMB305 or LV305, prevented from conducting any new clinical trials using lentiviral vectors or otherwise prevented from developing, using or producing products using lentiviral vectors as a result of an injunction ordered by the Delaware Chancery Court after a trial on the merits or any other legal proceeding, the development of CMB305 or LV305 or any other product candidates from our ZVex platform could be substantially delayed and our business could be harmed. We also cannot be certain that TVS will not bring separate actions against us or our contract manufacturers which we may use to produce lentiviral vectors. Any such litigation could lead to delays in manufacturing and developing, CMB305 or LV305, or other products candidates from our ZVex platform.
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
As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required may vary depending on factors such as the product candidate, the medical indication being evaluated, the role of other products being evaluated in combination, results of previous trials and the regulations or guidance applicable to any particular product candidate. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not demonstrate the safety or efficacy of our product candidates. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial, and prior clinical trial program designs and results may not be predictive of future clinical trial designs or results. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. If our product candidates fail to meet the necessary safety or efficacy endpoints, we may not be able to receive regulatory approval.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting purposes. This could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The Affordable Care Act further created a separate AMP for certain categories of drugs generally provided in non-retail outpatient settings. The legislation also expanded manufacturers' rebate liability under the Medicaid program from fee-for-service Medicaid utilization, to include utilization of Medicaid managed care organization as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase.
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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction. The legislation’s automatic reduction to several government programs was triggered. This includes aggregate reductions to Medicare payments to providers, on average, of up to 2% through 2025. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, and Public Law 113-82, enacted on February 15, 2014, expanded sequestration through fiscal year 2024. These cuts will remain in effect unless Congress repeals or amends the reductions in future legislation. Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.
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
As of December 31, 2015, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the three months ended March 31, 2016 was approximately 110,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.
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
We completed the initial public offering (IPO) of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-196979), which was declared effective by the SEC on July 23, 2014.  The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $57.8 million.
As of March 31, 2016, we have used approximately $33.6 million of the net offering proceeds primarily to fund clinical development of our product candidates, litigation, legal and administration expenses to fund the growth of our operations.

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

Immune Design Corp.
(Registrant)

Date:	May 10, 2016	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2016	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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

10.1	Form of Restricted Stock Unit Agreement, as amended on March 16, 2016, under the Company’s 2014 Omnibus Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

*
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.