Form 10-Q
period 2016-06-30
Immune Design Corp.
filed 2016-08-09
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of August 3, 2016, the number of outstanding shares of the registrant’s common stock was 20,175,578.

In this report, unless otherwise stated or as the context otherwise requires, references to “Immune Design,” “the Company,” “we,” “us,” “our” and similar references refer to Immune Design Corp. “ZVex” is our registered trademark, and the Immune Design logo and “GLAAS” are our unregistered trademarks. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;

•	the implementation of our business model and strategic plans for our business and technology;

•	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;

•	the expected results of any clinical trial and the impact on the likelihood or timing of any regulatory approval;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our technology and product candidates;

•	the timing or likelihood of regulatory filings and approvals;

•	the outcome of any current or future litigation;

•	developments relating to our competitors and our industry; and

•	our expectations regarding licensing, acquisitions and strategic operations.
These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC). You should not rely upon forward-looking statements as predictions of future events.
Although we believe that the expectations reflected or implied in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,531	$112,921
Short-term investments	42,058	—
Accounts receivable	377	972
Inventory	724	13
Prepaid expenses	3,534	1,654
Other current assets	79	—
Total current assets	97,303	115,560
Property and equipment, net	488	585
Total assets	$97,791	$116,145
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,528	$3,074
Accrued liabilities	7,113	3,986
Deferred rent, current	23	51
Total current liabilities	10,664	7,111
Other noncurrent liabilities	63	41
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2016 (unaudited) and December 31, 2015; 20,167,832 and 20,153,202 shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively	20	20
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	243,863	239,181
Accumulated other comprehensive income	30	—
Accumulated deficit	(156,849)	(130,208)
Total stockholders’ equity	87,064	108,993
Total liabilities and stockholders’ equity	$97,791	$116,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Revenues:
Product sales	$733	$19	$740	$108
Collaborative revenue	400	1,761	2,256	3,610
Total revenues	1,133	1,780	2,996	3,718
Operating expenses:
Cost of product sales	253	44	275	123
Research and development	11,386	8,483	21,956	15,946
General and administrative	3,948	3,778	7,862	7,580
Total operating expenses	15,587	12,305	30,093	23,649
Loss from operations	(14,454)	(10,525)	(27,097)	(19,931)
Interest and other income	107	8	456	8
Net loss	$(14,347)	$(10,517)	$(26,641)	$(19,923)
Other comprehensive income (loss):
Unrealized gain on investments	10	—	30	—
Comprehensive loss	$(14,337)	$(10,517)	$(26,611)	$(19,923)
Basic and diluted net loss per share	$(0.71)	$(0.54)	$(1.32)	$(1.10)
Weighted-average shares used to compute basic and diluted net loss per share	20,155,410	19,356,404	20,154,306	18,174,611
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Operating activities
Net loss	$(26,641)	$(19,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	111
Amortization of premium/discount on investments	(28)	—
Stock-based compensation expense	4,581	3,044
Changes in operating assets and liabilities:
Accounts receivable	595	1,091
Inventory	(711)	(409)
Prepaid expenses	(1,880)	201
Accounts payable	454	(4,887)
Accrued liabilities	3,142	(870)
Other	(100)	(16)
Net cash used in operating activities	(20,437)	(21,658)
Investing activities
Purchases of property and equipment	(54)	(206)
Maturities of short-term investments	6,000	—
Purchases of short-term investments	(48,000)	—
Net cash used in investing activities	(42,054)	(206)
Financing activities
Issuance of common stock in public offering, net of offering costs	—	75,359
Proceeds from exercise of stock options and employee stock purchases	101	149
Net cash provided by financing activities	101	75,508
Net (decrease) increase in cash and cash equivalents	(62,390)	53,644
Cash and cash equivalents, beginning of period	112,921	75,354
Cash and cash equivalents, end of period	$50,531	$128,998
Supplemental cash flow information
Stock option exercises receivable	$—	$103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex® and GLAAS™. Our primary product candidates, CMB305 and G100, utilize multiple immuno-oncology approaches and are in Phase 1 and Phase 2 clinical trials. In addition, we have licensed to third parties the right to use the GLAAS platform in select infectious disease and allergy indications. We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have an additional facility in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). To conform with GAAP, the preparation of our financial statements requires management to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, accruals for clinical trial activity, other accrued liabilities, and assumptions used in determining stock-based compensation expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ materially from those estimates.
Principles of Consolidation
Our condensed consolidated financial statements include the financial position and results of operations of Immune Design Corp. and Immune Design Ltd., our wholly owned subsidiary. Immune Design Ltd. was incorporated in the United Kingdom in February 2016 and to date there have been no financial transactions or balances related to this entity.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) (Annual Report).
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Comprehensive Loss
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
Revenue from product sales of glucopyranosyl lipid A (GLA), a product from our GLAAS platform, is recognized when the risk of loss has passed to the customer or deferred until such time that risk of loss has passed. All revenues associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Cost of product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, related to the recognition of revenue. ASU 2014-09 requires entities to recognize revenue through the application of a five step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The FASB has continued to issue ASUs to clarify and provide implementation guidance related to this standard, including  ASU No. 2016-08, which clarifies the implementation guidance on principal versus agent considerations, ASU No. 2016-10, which clarifies the identification of performance obligations and the implementation of licensing guidance and ASU No. 2016-12 which provides narrow scope improvements and practical expedients. These standards are effective retrospectively for annual or interim reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. Early adoption prior to that date is not permitted. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
In February 2016, FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases; however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. This standard is effective for public companies for the fiscal years and interim reporting periods beginning after December 15, 2018. We are evaluating the guidance to determine the potential impact on our results of operations, financial condition, cash flows, and financial statement disclosures.
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
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Because of net losses recognized in each period, potential shares of common stock issuable upon the exercise of outstanding stock options have not been reflected in the calculation of diluted net loss per share due to the anti-dilutive effect. Diluted net loss per share, therefore, does not differ from basic net loss per share.
The common stock equivalents issuable upon the exercise of the following dilutive securities have been excluded from the computation of the diluted net loss per share calculation because their effect would have been antidilutive for the periods presented:

	June 30,
	2016	2015
	(unaudited)
Outstanding options to purchase common stock	3,493,863	2,301,813
Unvested restricted stock units	115,250	—
Total outstanding shares of common stock equivalents	3,609,113	2,301,813

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2016
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$44,461	$—	$—	$44,461
U.S. Treasury securities	42,028	30	—	42,058
Total	$86,489	$30	$—	$86,519
Classified as:
Cash equivalents				$44,461
Short-term investments				42,058
Total				$86,519
All U.S. Treasury securities held as of June 30, 2016 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.
5. Fair Value of Financial Instruments
We measure and record cash and cash equivalents and short-term investments at fair value in the accompanying condensed consolidated financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is as follows:
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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2016
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$44,461	$—	$—	$44,461
U.S. Treasury securities	42,058	—	—	42,058
	$86,519	$—	$—	$86,519

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

	December 31, 2015
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$110,657	$—	$—	$110,657
6. Inventory
Inventory consists of the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Work in process	$719	$—
Finished goods	5	13
Total inventory	$724	$13

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Research and development services	$3,373	$2,043
Legal and professional services	122	378
Employee compensation	816	1,538
Unearned revenue	2,802	27
Total accrued liabilities	$7,113	$3,986
8. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. The lease commenced in February 2013 and continues through November 2016, with an option to extend the term for an additional month.
We also lease office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with this lease, we were required to provide a $121,000 letter of credit as a security deposit. As of June 30, 2016, no funds had been drawn on the letter of credit.
In January 2016, we entered into a lease agreement to lease approximately 20,133 square feet of office and laboratory space in the building located at 1616 Eastlake Ave. E., Seattle, Washington. This lease includes and expands on the space we currently sublease for our headquarters. The term of the lease is five years with one option to extend the lease term by three years. The lease term is expected to commence on January 1, 2017. The annual base rent due under the lease is $1.1 million for the first year and will increase by 2.5% each year thereafter. In connection with this lease agreement, we will be required to provide a $200,000 letter of credit as a security deposit.
Contingencies

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of its intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the clinical supply agreement, we paid NanoPass an upfront fee of $600,000 for access and rights to use its device. In December 2015, we initiated our Phase 2 clinical trial of CMB305 in patients with soft tissue sarcoma which triggered a milestone payment to NanoPass of $500,000. Both the upfront fee and milestone payment were capitalized to prepaid expenses on the accompanying condensed consolidated balance sheets and are being amortized to research and development expense over the related milestone periods. As of June 30, 2016, $222,000 of the payments remain in prepaid expenses and $261,000 and $522,000 have been amortized to research and development expense during the three and six months ended June 30, 2016, respectively. In addition, we agreed to pay certain future milestone fees up to an aggregate of $4.0 million upon the achievement of certain clinical milestones using the device.
Under our license agreements with the Infectious Disease Research Institute (IDRI), we are contingently obligated to pay potential future milestone payments for products developed from our GLAAS platform, which could total up to $2.4 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop.
We are contingently obligated to pay potential future milestone payments to third parties as part of certain licensing agreements for the ZVex products we develop, which could total up to $2.0 million in aggregate payments.
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
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Sanofi may terminate the agreement at any time upon six months' written notice. We recognized no milestone revenue under this agreement for the three and six months ended June 30, 2016 and 2015. The agreement provides for additional payments of up to $167.0 million based upon the attainment of certain development and commercialization milestones, and tiered royalties on sales of approved products.
In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune) pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of up to $62.9 million to $72.5 million, depending on the infectious disease indication, upon the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue under these agreements for the three and six months ended June 30, 2016 and 2015.
Licenses Acquired

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

In July 2008, we licensed certain patent rights, know-how and technology related to our GLAAS platform from IDRI, specifically products and formulations containing GLA and another synthetic TLR4 agonist referred to as SLA. This license was first amended and restated in 2010.
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
In December 2015, we entered into a second amended and restated license agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second amended and restated license agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.4 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments.
We recognized no IDRI license-related milestone fees for the three and six months ended June 30, 2016 and 2015.
In 2009, we licensed certain patent rights utilized in our ZVex development platform from the California Institute of Technology (Caltech). As part of acquiring this license, we issued shares of our common stock to Caltech valued at $25,000. We make annual minimum royalty payments under the license. In addition, we are obligated to pay Caltech up to an aggregate of $1.6 million upon the achievement of certain development and regulatory milestones and will owe royalty payments on net sales of licensed products in the low single-digit percentage, if and when commercialized. We recognized no Caltech milestone fees for the three and six months ended June 30, 2016 and 2015.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 8 for additional information.
Collaborations
In October 2014, we entered into a collaboration with Sanofi Pasteur, the vaccines division of Sanofi, for the development of a Herpes Simplex Virus (HSV) immune therapy. Sanofi Pasteur and Immune Design are each contributing product candidates to the collaboration: Sanofi Pasteur is contributing HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and we are contributing G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging our GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any product developed from the collaboration.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss). We recognized revenue under this collaboration of $400,000 and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we have $2.8 million in unearned revenue on our accompanying condensed consolidated balance sheets related to this agreement.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of June 30, 2016 or December 31, 2015.
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
We had 20,167,832 and 20,153,202 shares of common stock outstanding as of June 30, 2016 and December 31, 2015, respectively. Shares of common stock reserved for future issuance were as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Shares available for issuance under the employee stock purchase plan	507,498	316,322
Options granted and outstanding	3,493,863	2,832,467
Unvested restricted stock units	115,250	—
Shares available for future stock option grants	828,229	804,553
Shares of common stock reserved for future issuance	4,944,840	3,953,342
Equity Incentive Plans
On January 1, 2016, in accordance with provisions of our 2014 Employee Stock Purchase Plan (2014 ESPP) the authorized shares available under the 2014 ESPP were increased by 200,000 shares.
On January 1, 2016, in accordance with provisions of our 2014 Omnibus Incentive Plan (2014 Plan), the authorized shares available under the 2014 Plan were increased by 806,128 shares. There were a total of 2,911,119 shares of common stock authorized under the 2014 Plan as of June 30, 2016.
Employee Stock Purchase Plan
During the six months ended June 30, 2016, 8,824 shares were issued under the 2014 ESPP at a purchase price of $6.94.
Restricted Stock Units
In 2016, we began issuing restricted stock units (RSUs) to employees under the 2014 Plan. The fair value of the RSUs is determined on the date of grant based on the market price of our common stock. RSUs are recognized as

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

expense ratably over the vesting period and our RSUs generally vest over four years with 25% of the total award vesting on each anniversary of the vesting commencement date.
The activity for our RSUs is summarized as follow:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	—
Granted	118,000	$19.39
Vested	—	$—
Forfeited	(2,750)	$19.39
Outstanding at June 30, 2016	115,250	$19.39
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2015	2,832,467	$11.48	8.24
Granted (unaudited)	765,010	$17.94
Exercised (unaudited)	(5,806)	$6.70
Expired (unaudited)	(93,746)	$31.00
Forfeited (unaudited)	(4,062)	$20.02
Outstanding at June 30, 2016 (unaudited)	3,493,863	$12.65	8.05	$8,388
Vested and expected to vest after June 30, 2016 (unaudited)	3,317,424	$12.40	7.99	$8,311
Exercisable as of June 30, 2016 (unaudited)	1,442,564	$7.82	6.74	$6,654

As of June 30, 2016, there was $20.5 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.7 years. The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $34,000 and $4.4 million, respectively.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Employee:
Research and development	$927	$487	$1,936	$889
General and administrative	1,258	1,151	2,555	1,945
Non-Employee:
Research and development	35	61	37	96
General and administrative	26	114	53	114
Total stock-based compensation expense	$2,246	$1,813	$4,581	$3,044
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)

Weighted-average estimated fair value	$8.64	$15.97	$12.48	$21.80
Risk-free interest rate	1.19% - 1.49%	1.56% - 1.72%	1.19% - 1.84%	1.50% - 1.72%
Expected term of options (in years)	5.85 - 6.08	6.08	5.50 - 6.08	5.50 - 6.08
Expected stock price volatility	78% - 80%	86%	77% - 80%	82% - 91%
Expected dividend yield	—	—	—	—
11. Legal Proceedings
TheraVectys SA v. Immune Design Corp.
In October 2013, TheraVectys SA (TVS) a French biotechnology company, filed a complaint against us in the United States District Court for the District of Delaware. TVS alleged that it had entered into a contractual relationship with Henogen SA (Henogen), in 2010 with respect to the production of lentiviral vector vaccines for TVS.  Henogen is a contract manufacturing organization with which we contracted for the manufacture of our LV305 product candidate. TVS alleged that its contractual relationship with Henogen contained an exclusivity provision limiting Henogen’s ability to participate in the manufacturing process of a vaccine based on lentiviral DNA vectors for third parties, as well as a provision preventing Henogen from sharing or using certain TVS confidential technology for manufacturing processes developed by TVS with or for the benefit of others. TVS alleged that we entered into a contractual relationship with Henogen in 2012 to manufacture lentiviral vectors for vaccines, which TVS contends interfered with its contract with Henogen and resulted in the use of certain TVS confidential information and trade secrets. The complaint asserted three counts for relief: tortious interference with contractual relationship, unfair competition and misappropriation of trade secrets. TVS did not specify its claimed damages, other than to assert that they exceed $75,000. TVS also requested in its complaint injunctive relief enjoining us from importing, receiving, possessing or using lentiviral vector vaccines developed or produced by Henogen, but never filed a motion seeking injunctive relief. The parties entered into several stipulations extending the deadline for us to respond to the complaint. On or about April 7, 2014, TVS filed a Notice of Voluntary Dismissal without prejudice of this lawsuit.
On or about July 24, 2014, shortly after our Registration Statement on Form S-1 was declared effective by the SEC for our initial public offering, TVS filed a new complaint against us in the Chancery Court of the State of Delaware, alleging facts substantially similar to the prior complaint. In addition, the complaint further alleges that we obtained shipments of lentiviral vectors for vaccines from Henogen and are conducting clinical trials with these lentiviral vectors. The complaint asserts four counts for relief: tortious interference with contractual relationship, unfair competition, misappropriation of trade secrets, and unjust enrichment; claimed damages were not specified. The

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited)

complaint also requested injunctive relief enjoining us from using lentiviral vectors developed or produced by Henogen, using any other materials or information obtained by Henogen, and citing to the FDA or otherwise relying on any clinical trials using lentiviral vector vaccines developed or produced by Henogen.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K (Annual Report), filed with the SEC.
Overview
We are a clinical-stage immunotherapy company employing next-generation in vivo approaches to enable the body's immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have engineered our technologies to activate the immune system’s natural ability to generate and expand tumor-specific cytotoxic T cells to fight cancer.  Our two primary product candidates, CMB305 and G100, utilize distinct immuno-oncology approaches that, we believe, address the shortcomings of existing therapies and have the potential to treat a broad patient population either as individual therapies or in combination with other mechanisms of action, such as checkpoint inhibitors. We have also been executing a strategy to partner individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream economics while preserving growth opportunity in the future.
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
Our net loss was $14.3 million and $26.6 million for the three and six months ended June 30, 2016, respectively, compared to $10.5 million and $19.9 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $156.8 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will significantly increase as we:

•	complete our current and planned Phase 1 and Phase 2 clinical trials, as well as potentially initiate new clinical trials for existing product candidates, including pivotal trials;

•	continue research and development efforts to build our pipeline beyond the current product candidates;

•	perform additional process development for our product candidates, including initial commercial scale up efforts;

•	seek regulatory approvals for our product candidates, if any, that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize and market products for which we obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational and financial personnel to support our product development efforts and operational support applicable to operating as a public company.
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
Second Quarter 2016 and Other Recent Highlights
The U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) have each granted orphan drug designation in soft tissue sarcoma for both components of CMB305 (LV305 and G305), our “prime boost” cancer immunotherapy product candidate. In May 2016, we also received orphan drug designation from the FDA for CMB305 itself. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees but does not provide any assurance of regulatory approval or expedite any regulatory review.
In May 2016, we announced a clinical collaboration with Gritstone Oncology (Gritstone), a private cancer immunotherapy company, for the development of novel, personalized immunotherapies. The collaboration will involve the application of our ZVex discovery platform with Gritstone's proprietary genomics and proteonomics platform for identification of patient-specific tumor antigens to develop neoantigen-based immunotherapies. We will be jointly responsible with Gritstone for development activities. The first clinical trial is expected to commence in 2017, with a likely initial focus in non-small cell lung cancer.
In June 2016, we announced and presented results from the following three Phase 1 clinical trials of our immuno-oncology product candidates at medical meetings and investor events, including data on LV305 and G100 at the 2016 meeting of the American Society of Clinical Oncology (ASCO):

•
CMB305. Enrollment is ongoing in the expansion arm of our Phase 1 single agent trial of CMB305 in patients with cancers expressing the NY-ESO-1 tumor antigen. Shortly after ASCO, we presented early data on the first 14 patients in the study, which revealed a favorable safety profile and a positive signal in progression-free survival (PFS). In addition, the study had not yet reached a median overall survival (OS), with 93% of the patients alive as of the data cut-off date.

•
LV305. We completed enrollment in our Phase 1 single agent trial of LV305 in 24 patients with advanced or metastatic sarcoma expressing NY-ESO-1. At ASCO, we presented data showing that 58% had clinical benefit (partial response (PR) or stable disease (SD)), median PFS was 4.6 months and median OS had not yet been reached, with 81% of the patients alive as of the data cut-off date. A different arm of this trial will explore the use of LV305 with Merck’s anti-PD-1 agent, KEYTRUDA®, in melanoma patients who have an inadequate response to anti-PD1 therapy, pursuant to a collaboration with Merck.

•
G100. We completed enrollment of our Phase 1 trial of G100, in combination with radiation, in patients with Merkel cell carcinoma (MCC). At ASCO, we presented data showing a consistent safety profile across all ten patients, with a clinical benefit in the form of a 50% overall response rate (ORR) per protocol (complete response (CR) or PR). In addition, a thorough analysis of the tumor micro-environment before and after G100 injection demonstrated increased tumor inflammation in G100-responding patients, i.e., their tumors were transformed tumors from a “cold” to “hot” (or “hot” to “hotter”) state.

In later stage clinical development, enrollment is ongoing in both of our randomized Phase 2 trials: (1) CMB305 in patients with NY-ESO-1 positive soft tissue sarcoma who receive either CMB305 combined with Genentech’s investigational cancer immunotherapy, atezolizumab (anti-PD-L1), or atezolizumab alone, pursuant to a collaboration with Genentech; and (2) G100 in patients with follicular non-Hodgkin Lymphoma in combination with local radiation and Merck’s anti-PD-1 agent, KEYTRUDA®, or G100 in combination with local radiation alone, pursuant to a collaboration with Merck.
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
Research and Development Expenses
We focus our resources on our internal and collaborative research and development activities, including the conduct of preclinical studies, product development, and activities related to regulatory filings for our product candidates and clinical trials. We recognize our research and development expenses as they are incurred. Research and development costs consist of salaries and benefits, including stock-based compensation, lab supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities, including clinical studies and manufacturing, on our behalf.
We are conducting research and development activities on several oncology disease targets and account for research and development costs on a program-by-program basis.
The table below summarizes our direct research and development expenses for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to contract manufacturing organizations (CMOs), clinical research organizations (CROs), consultants, clinical trial sites and for contract research services. We typically use our employee and infrastructure resources across multiple research and development programs, and therefore do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development to specific product candidates. Those expenses are included in “Indirect research and development expense by type” in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Direct research and development expense by platform:
ZVex	$5,253	$3,493	$9,668	$6,801
GLAAS	1,374	688	1,851	1,091
G103	322	1,744	2,111	3,421
Total direct research and development program expense	6,949	5,925	13,630	11,313
Indirect research and development expense by type:
Personnel related costs	2,538	2,192	5,328	3,917
Research and development supplies and services	1,509	119	2,207	267
Allocated facility, equipment, travel and other expense	390	247	791	449
Total indirect research and development expense	4,437	2,558	8,326	4,633
Total research and development expense	$11,386	$8,483	$21,956	$15,946

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
Interest and Other Income (Expense)
Interest and other income (expense) consists of interest income earned on our cash and cash equivalents and marketable securities, foreign currency gain or loss and the gain or loss on the disposal of property and equipment, if any.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an on-going basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
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

Results of Operations
Comparison of Three Months Ended June 30, 2016 and 2015
The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/ (Decrease)
	2016	2015
	(in thousands)
	(unaudited)
Total revenues	$1,133	$1,780	$(647)
Operating expenses:
Cost of product sales	253	44	209
Research and development	11,386	8,483	2,903
General and administrative	3,948	3,778	170
Total operating expenses	15,587	12,305	3,282
Loss from operations	(14,454)	(10,525)	(3,929)
Interest and other income	107	8	99
Net loss	$(14,347)	$(10,517)	$(3,830)
Total Revenues and Cost of Product Sales
The $0.6 million decrease in total revenues was primarily attributable to a $1.4 million decrease in collaboration revenue related to timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. This decrease was partially offset by a $0.7 million increase in product sales related to the timing of product shipments to our collaboration partners.
Research and Development Expenses
The $2.9 million increase in research and development expenses was primarily attributable to an increase of $2.9 million related to the continuing advancement of our Phase 1 and Phase 2 clinical trials. We also had an increase of $0.4 million in personnel-related expenses, which was primarily due to higher stock-based compensation and an increase in compensation and benefits to support our advancing research and clinical pipeline, and an increase of $0.1 million in facility-related expenses as a result of our growth in research and development. These increases were partially offset by a decrease of $0.5 million in our ongoing research and development programs due primarily to timing of services.
General and Administrative Expenses
The $0.2 million increase in general and administrative expenses was primarily attributable to an increase of $0.6 million in professional service expenses, primarily related to legal and accounting services. This increase was partially offset by a $0.4 million decrease in personnel-related expenses, which was primarily related to severance costs incurred in the prior period related to the resignation of our former Vice President of Finance and Administration, combined with a lower bonus accrual in the current period.

Comparison of Six Months Ended June 30, 2016 and 2015
The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase/ (Decrease)
	2016	2015
	(in thousands)
	(unaudited)
Total revenues	$2,996	$3,718	$(722)
Operating expenses:
Cost of product sales	275	123	152
Research and development	21,956	15,946	6,010
General and administrative	7,862	7,580	282
Total operating expenses	30,093	23,649	6,444
Loss from operations	(27,097)	(19,931)	(7,166)
Interest and other income	456	8	448
Net loss attributable to common stockholders	$(26,641)	$(19,923)	$(6,718)

Total Revenues and Cost of Product Sales
The $0.7 million decrease in total revenues was primarily attributable to a $1.4 million decrease in collaboration revenue related to timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. This decrease was partially offset by a $0.6 million increase in product sales related to the timing of product shipments to our collaboration partners.
Research and Development Expenses
The $6.0 million increase in research and development expenses was primarily attributable to an increase of $4.3 million related to the continuing advancement our Phase 1 and Phase 2 clinical trials and a $1.5 million increase in personnel-related expenses, which was primarily due to higher stock-based compensation, an increase in compensation and benefits and an increase in headcount to support our advancing research and clinical pipeline. We also had an increase of $0.2 million in facility-related expenses as a result of our growth in research and development.
General and Administrative Expenses
The $0.3 million increase in general and administrative expenses was primarily attributable to an increase of $0.1 million in facility-related costs and an increase of $0.4 million in personnel-related expenses, which was primarily related to higher stock-based compensation and increased compensation and benefits, partially offset by a decrease in severance costs related to the resignation of our former Vice President of Finance and Administration in the prior period. These increases were partially offset by a $0.2 million decrease in professional services due primarily to a decrease in legal costs related to defending our ongoing litigation.

Liquidity and Capital Resources
In April 2015, we closed an underwritten public offering (Secondary Offering) of 3,000,000 shares of our common stock at a price of $26.50 per share. In May 2015, we sold an additional 47,409 shares directly to our underwriters when they exercised a portion of their option to purchase additional shares at $26.50 per share. We received net proceeds of $75.4 million (inclusive of the exercise of a portion of the underwriters' option to purchase additional shares), after underwriting discounts and commissions and offering expenses totaling $5.4 million.
In July 2014, we closed our underwritten initial public offering (IPO) of 5,000,000 shares of our common stock at a price of $12.00 per share. In August 2014, we sold an additional 410,564 shares of our common stock directly to our underwriters when they exercised a portion of their over-allotment at $12.00 per share. We received net proceeds of $57.8 million (inclusive of the exercise of the over-allotment) after deducting underwriting discounts and commissions and offering expenses. In connection with the closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into 9,769,422 shares of common stock. In July 2014, prior to the completion of the IPO, warrants to purchase 996,940 shares of common stock were exercised for $8.1 million in cash and resulted in the issuance of an additional 996,940 shares of common stock. Immediately prior to the closing of the IPO, warrants to purchase 978,592 shares were automatically net exercised, resulting in an issuance of an additional 311,923 shares of common stock. The significant number of shares issued in connection with our public offerings has affected the year-over-year comparability of our net loss per share calculations.
As of June 30, 2016, we had cash and cash equivalents and short-term investments totaling $92.6 million. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application (BLA) we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows (in thousands) for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

	(unaudited)
Net cash used in operating activities	$(20,437)	$(21,658)
Net cash used in investing activities	(42,054)	(206)
Net cash provided by financing activities	101	75,508

Net Cash Used in Operating Activities
Net cash used in operating activities was $20.4 million during the six months ended June 30, 2016 and consisted primarily of our net loss of $26.6 million, partially offset by non-cash charges of $4.6 million for stock-based compensation expense and the net increase in operating assets and liabilities of $1.5 million.
Net cash used in operating activities was $21.7 million during the six months ended June 30, 2015 and consisted of our net loss of $19.9 million, offset by non-cash charges of $3.0 million for stock-based compensation expense and the net decrease in operating assets and liabilities of $4.8 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $42.1 million during the six months ended June 30, 2016 and consisted primarily of our purchase of $48.0 million in short-term investments in U.S. Treasury securities, partially offset by $6.0 million in maturities of these investments. Net cash used in investing activities was $0.2 million for the six months ended June 30, 2015 and primarily relates to the purchase of property and equipment, primarily lab equipment to support research and development efforts.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2016 and consisted solely of cash received from the exercise of stock options and purchase of ESPP shares. Net cash provided by financing activities was $75.5 million for the six months ended June 30, 2015, which consisted of $75.4 million in net proceeds received from our Secondary Offering plus cash received for the exercise of stock options and purchase of ESPP shares.
Contractual Obligations and Contingent Liabilities
During the six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2016, we had cash and cash equivalents of $50.5 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $42.1 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a ten percent change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
We contract with contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Management, including our President and Chief Executive Officer and Executive Vice President, Strategy & Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based upon the evaluation, the President and Chief Executive Officer and Executive Vice President, Strategy & Finance concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Executive Vice President, Strategy & Finance, as appropriate to allow timely discussion regarding required disclosure.
Changes in internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings
TheraVectys SA v. Immune Design Corp.
In October 2013, TheraVectys SA (TVS) a French biotechnology company, filed a complaint against us in the United States District Court for the District of Delaware. TVS alleged that it had entered into a contractual relationship with Henogen SA (Henogen) in 2010 with respect to the production of lentiviral vector vaccines for TVS.  Henogen is a contract manufacturing organization with which we contracted for the manufacture of our LV305 product candidate. TVS alleged that its contractual relationship with Henogen contained an exclusivity provision limiting Henogen’s ability to participate in the manufacturing process of a vaccine based on lentiviral DNA vectors for third parties, as well as a provision preventing Henogen from sharing or using certain TVS confidential technology for manufacturing processes developed by TVS with or for the benefit of others. TVS alleged that we entered into a contractual relationship with Henogen in 2012 to manufacture lentiviral vectors for vaccines, which TVS contends interfered with its contract with Henogen and resulted in the use of certain TVS confidential information and trade secrets. The complaint asserted three counts for relief: tortious interference with contractual relationship, unfair competition and misappropriation of trade secrets. TVS did not specify its claimed damages, other than to assert that they exceed $75,000. TVS also requested in its complaint injunctive relief enjoining us from importing, receiving, possessing or using lentiviral vector vaccines developed or produced by Henogen, but never filed a motion seeking injunctive relief. The parties entered into several stipulations extending the deadline for us to respond to the complaint. On or about April 7, 2014, TVS filed a Notice of Voluntary Dismissal without prejudice of this lawsuit.
On or about July 24, 2014, shortly after our Registration Statement on Form S-1 was declared effective by the SEC for our IPO, TVS filed a new complaint against us in the Chancery Court of the State of Delaware, alleging facts substantially similar to the prior complaint. In addition, the complaint further alleges that we obtained shipments of lentiviral vectors for vaccines from Henogen and are conducting clinical trials with these lentiviral vectors. The complaint asserts four counts for relief: tortious interference with contractual relationship, unfair competition, misappropriation of trade secrets, and unjust enrichment; claimed damages were not specified. The complaint also requested injunctive relief enjoining us from using lentiviral vectors developed or produced by Henogen, using any other materials or information obtained by Henogen, and citing to the FDA or otherwise relying on any clinical trials using lentiviral vector vaccines developed or produced by Henogen.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and six months ended June 30, 2016, we reported net losses of $14.3 million and $26.6 million, respectively, compared with net losses of $10.5 million and $19.9 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $156.8 million.
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
Development of our product candidates will require substantial additional funds to conduct research, development and clinical trials necessary to bring such product candidates to market and to establish manufacturing, marketing and distribution capabilities. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any BLA we file;

•	payments required under our existing or future in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation, judgments or settlements;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
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
In September 2013, Henogen, the manufacturer of some of our lentiviral vectors, was sued in Belgium by one of its customers TVS who claimed that the manufacturer had breached its exclusive contract with TVS by producing lentiviral vectors for us. While we were not named in the suit in Belgium, we voluntarily intervened in that proceeding to protect our rights. In addition, TVS subsequently filed a complaint against us in the United States District Court for the District of Delaware, alleging tortious interference, unfair competition and misappropriation of trade secrets. In April 2014, TVS filed a Notice of Voluntary Dismissal without prejudice in the lawsuit filed in the District of Delaware. As a result of the action in Belgium, Henogen was temporarily enjoined from producing or delivering the lentiviral vectors we need for our ZVex platform-based product candidates. This injunction was lifted by the Belgian court in October 2013.
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
Ongoing legal proceedings with TVS are time consuming and expensive and constitute a significant distraction to management, which could adversely affect our ability to execute on our business plan and have a material adverse effect on our business.
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
Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices (cGCP) or other applicable foreign government guidelines. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs and ECs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current Good Manufacturing Practices (cGMP). Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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
Our relationships with healthcare providers, physicians, customers and third-party payors will be subject to applicable transparency, anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
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
We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We have limited experience in manufacturing our product candidates, and we lack the resources and the capabilities to do so on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on CMOs to produce bulk drug substance and formulated drug products as well as fill/finish required for our clinical trials. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture commercial quantities of our product candidates. We do not have a long-term commercial supply arrangement in place with any of our contract manufacturers. If we need to identify additional manufacturers, we may experience delay and additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.
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
Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world is prohibitively expensive, and our or our current or future licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Moreover, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. In addition, even where patent protection is obtained, third-party competitors may challenge our patent claims in the various patent offices. For example, in February 2013, a third party filed an opposition at the European Patent Office, or EPO, requesting revocation of European Patent No. 2068918 directed to GLA formulations and uses. This patent is licensed to us by IDRI and is an important part of our proprietary position for GLA in Europe. We are vigorously defending the grant of this patent, however the final outcome of the proceedings is uncertain and will likely not be known for several years. We cannot be certain that this patent will be maintained by the EPO. Moreover, it is possible that the patent will be maintained, but in a limited scope, and we cannot predict if such a scope would adequately cover our products. Revocation of this patent, or maintenance of an amended patent with inadequate coverage could impair our ability to prevent competition from third parties in Europe, which could have an adverse impact on our business.
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

•
the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

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
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the six months ended June 30, 2016 was approximately 106,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.
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
We completed the IPO of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-196979), which was declared effective by the SEC on July 23, 2014.  The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $57.8 million.
As of June 30, 2016, we have used approximately $41.9 million of the net offering proceeds primarily to fund clinical development of our product candidates, litigation, legal and administration expenses to fund the growth of our operations.

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

Immune Design Corp.
(Registrant)

Date:	August 9, 2016	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2016	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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

10.1	Lease Agreement, by and between the Company and ARE-Eastlake Avenue No. 3, LLC, dated January 1, 2016.
10.2	Transition Agreement, by and between the Company and Richard T. Kenney, M.D., dated June 28, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

_____________

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