Form 10-Q
period 2016-09-30
Immune Design Corp.
filed 2016-11-09
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of November 7, 2016, the number of outstanding shares of the registrant’s common stock was 25,409,177.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,434	$112,921
Short-term investments	42,037	—
Accounts receivable	7,494	972
Inventory	709	13
Prepaid expenses and other current assets	4,552	1,654
Total current assets	125,226	115,560
Property and equipment, net	433	585
Total assets	$125,659	$116,145
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,863	$3,074
Accrued liabilities	4,696	3,959
Accrued litigation-related settlement, current	4,600	—
Deferred revenue and other current liabilities	2,931	78
Total current liabilities	17,090	7,111
Accrued litigation-related settlement, noncurrent	1,250	—
Other noncurrent liabilities	60	41
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2016 (unaudited) and December 31, 2015; 25,409,177 and 20,153,202 shares issued and outstanding at September 30, 2016 (unaudited) and December 31, 2015, respectively	25	20
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	276,519	239,181
Accumulated other comprehensive income	7	—
Accumulated deficit	(169,292)	(130,208)
Total stockholders’ equity	107,259	108,993
Total liabilities and stockholders’ equity	$125,659	$116,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Revenues:
Licensing revenue	$7,000	$3,500	$7,000	$3,500
Product sales	426	824	$1,166	932
Collaborative revenue	780	329	3,036	3,939
Total revenues	8,206	4,653	11,202	8,371
Operating expenses:
Cost of product sales	72	298	347	421
Research and development	11,173	8,263	33,129	24,209
General and administrative	9,554	3,506	17,416	11,086
Total operating expenses	20,799	12,067	50,892	35,716
Loss from operations	(12,593)	(7,414)	(39,690)	(27,345)
Interest and other income	150	7	606	15
Net loss	$(12,443)	$(7,407)	$(39,084)	$(27,330)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(23)	—	7	—
Comprehensive loss	$(12,466)	$(7,407)	$(39,077)	$(27,330)
Basic and diluted net loss per share	$(0.60)	$(0.37)	$(1.92)	$(1.45)
Weighted-average shares used to compute basic and diluted net loss per share	20,803,776	20,131,260	20,372,376	18,822,517
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Operating activities
Net loss	$(39,084)	$(27,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228	177
Amortization of premium/discount on investments	(30)	—
Stock-based compensation expense	6,907	4,451
Changes in operating assets and liabilities:
Accounts receivable	(6,522)	(1,173)
Inventory	(696)	(282)
Prepaid expenses and other current assets	(2,898)	(792)
Accounts payable	1,277	(4,224)
Accrued liabilities	737	(557)
Accrued litigation-related settlement	5,850	—
Deferred revenue and other current liabilities	2,872	(528)
Net cash used in operating activities	(31,359)	(30,258)
Investing activities
Purchases of property and equipment	(76)	(308)
Maturities of short-term investments	23,000	—
Purchases of short-term investments	(65,000)	—
Net cash used in investing activities	(42,076)	(308)
Financing activities
Issuance of common stock to the public, net of offering costs	30,822	75,359
Proceeds from exercise of stock options and employee stock purchases	126	343
Net cash provided by financing activities	30,948	75,702
Net (decrease) increase in cash and cash equivalents	(42,487)	45,136
Cash and cash equivalents, beginning of period	112,921	75,354
Cash and cash equivalents, end of period	$70,434	$120,490
Supplemental cash flow information
Stock offering costs incurred, not yet paid	$512	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 15, 2016 (Annual Report).
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

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
The common stock equivalents issuable upon the exercise of the following dilutive securities have been excluded from the computation of the diluted net loss per share calculation because their effect would have been antidilutive for the periods presented:

	September 30,
	2016	2015
	(unaudited)
Outstanding options to purchase common stock	3,481,952	2,307,967
Unvested restricted stock units	115,250	—
Total outstanding shares of common stock equivalents	3,597,202	2,307,967

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	September 30, 2016
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,398	$—	$—	$70,398
U.S. Treasury securities	42,030	35	(28)	42,037
Total	$112,428	$35	$(28)	$112,435
Classified as:
Cash equivalents				$70,398
Short-term investments				42,037
Total				$112,435
All U.S. Treasury securities held as of September 30, 2016 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.
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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$70,398	$—	$—	$70,398
U.S. Treasury securities	42,037	—	—	42,037
	$112,435	$—	$—	$112,435

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

	December 31, 2015
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$110,657	$—	$—	$110,657
6. Inventory
Inventory consists of the following (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Work in process	$669	$—
Finished goods	40	13
Total inventory	$709	$13

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Research and development services	$3,603	$2,043
Legal and professional services	—	378
Employee compensation	1,093	1,538
Total accrued liabilities	$4,696	$3,959
8. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. The lease commenced in February 2013 and continues through November 2016, with an option to extend the term for an additional month.
We also lease office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with this lease, we were required to provide a $121,000 letter of credit as a security deposit. As of September 30, 2016, no funds had been drawn on the letter of credit.
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
Contingencies

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of its intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the clinical supply agreement, we paid NanoPass an upfront fee of $600,000 for access and rights to use its device. In December 2015, we initiated our Phase 2 clinical trial of CMB305 in patients with soft tissue sarcoma which triggered a milestone payment to NanoPass of $500,000. Both the upfront fee and milestone payment were capitalized to prepaid expenses on the accompanying condensed consolidated balance sheets and are being amortized to research and development expense over the related milestone periods. As of September 30, 2016, $111,000 of the payments remain in prepaid expenses. We amortized to research and development expense $111,000 and $150,000 during the three months ended September 30, 2016 and 2015, respectively, and $633,000 and $150,000 during the nine months ended September 30, 2016 and 2015, respectively. In addition, we agreed to pay certain future milestone fees up to an aggregate of $4.0 million upon the achievement of certain clinical milestones using the device.
Under our license agreements with the Infectious Disease Research Institute (IDRI), we are contingently obligated to pay potential future milestone payments for products developed from our GLAAS platform, which could total up to $2.3 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop.
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
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Sanofi may terminate the agreement at any time upon six months' written notice. We recognized milestone revenue under this agreement of $7.0 million for the three and nine months ended September 30, 2016, and $1.0 million for the three and nine months ended September 30, 2015, respectively. The agreement provides for additional payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones, and tiered royalties on sales of approved products.
In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune) pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of up to $62.9 million to $72.5 million, depending on the infectious disease indication, upon the achievement of certain development, regulatory and commercial milestones for the licensed indication. We did not recognize any revenue

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

under these agreements for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we recognized $2.5 million.
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
In December 2015, we entered into a second amended and restated license agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second amended and restated license agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.3 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments.
We recognized $225,000 of IDRI license-related milestone fees for the three and nine months ended September 30, 2016, and nothing in IDRI license-related milestone fees for the three and nine months ended September 30, 2015.
In 2009, we licensed certain patent rights utilized in our ZVex development platform from the California Institute of Technology (Caltech). As part of acquiring this license, we issued shares of our common stock to Caltech valued at $25,000. We make annual minimum royalty payments under the license. In addition, we are obligated to pay Caltech up to an aggregate of $1.6 million upon the achievement of certain development and regulatory milestones and will owe royalty payments on net sales of licensed products in the low single-digit percentage, if and when commercialized. We recognized no Caltech milestone fees for the three and nine months ended September 30, 2016 and 2015.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 8 for additional information.
Collaborations
In October 2014, we entered into a collaboration with Sanofi Pasteur, the vaccines division of Sanofi, for the development of a Herpes Simplex Virus (HSV) immune therapy. Sanofi Pasteur and Immune Design are each contributing product candidates to the collaboration: Sanofi Pasteur is contributing HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and we are contributing G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging our GLAAS platform, with the goal to select the best potential immune therapy for patients. Each

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any product developed from the collaboration.
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss). We recognized revenue under this collaboration of $780,000 and $329,000 for the three months ended September 30, 2016 and 2015, respectively, and $3.0 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we have $2.9 million in unearned revenue on our accompanying condensed consolidated balance sheets related to this agreement.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of September 30, 2016 or December 31, 2015.
Common Stock
In September 2016, we completed an underwritten follow-on public offering of 4,800,000 shares of our common stock at a price of $6.25 per share. Also that same month, we sold an additional 426,369 shares when our underwriters when they exercised a portion of their option to purchase additional shares at $6.25 per share. We received net proceeds of $30.3 million (inclusive of the exercise of a portion of the underwriters' option to purchase additional shares), after underwriting discounts and commissions and offering expenses totaling $2.4 million.
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
We had 25,409,177 and 20,153,202 shares of common stock outstanding as of September 30, 2016 and December 31, 2015, respectively. Shares of common stock reserved for future issuance were as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Shares available for issuance under the employee stock purchase plan	507,498	316,322
Options granted and outstanding	3,481,952	2,832,467
Unvested restricted stock units	115,250	—
Shares available for future stock option grants	825,164	804,553
Shares of common stock reserved for future issuance	4,929,864	3,953,342
Equity Incentive Plans
On January 1, 2016, in accordance with provisions of our 2014 Employee Stock Purchase Plan (2014 ESPP) the authorized shares available under the 2014 ESPP were increased by 200,000 shares.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

On January 1, 2016, in accordance with provisions of our 2014 Omnibus Incentive Plan (2014 Plan), the authorized shares available under the 2014 Plan were increased by 806,128 shares. There were a total of 2,918,334 shares of common stock authorized under the 2014 Plan as of September 30, 2016.
Employee Stock Purchase Plan
During the nine months ended September 30, 2016, 8,824 shares were issued under the 2014 ESPP at a purchase price of $6.94.
Restricted Stock Units
In 2016, we began issuing restricted stock units (RSUs) to employees under the 2014 Plan. The fair value of the RSUs is determined on the date of grant based on the market price of our common stock. RSUs are recognized as expense ratably over the vesting period and our RSUs generally vest over four years with 25% of the total award vesting on each anniversary of the vesting commencement date.
The activity for our RSUs is summarized as follow:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	—
Granted	118,000	$19.39
Vested	—	$—
Forfeited	(2,750)	$19.39
Outstanding at September 30, 2016	115,250	$19.39
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2015	2,832,467	$11.48	8.24
Granted (unaudited)	827,088	$17.38
Exercised (unaudited)	(20,782)	$3.12
Expired (unaudited)	(29,797)	$25.65
Forfeited (unaudited)	(127,024)	$19.06
Outstanding at September 30, 2016 (unaudited)	3,481,952	$12.53	7.86	$7,591
Vested and expected to vest after September 30, 2016 (unaudited)	3,331,546	$12.32	7.81	$7,542
Exercisable as of September 30, 2016 (unaudited)	1,517,001	$7.95	6.65	$6,304

As of September 30, 2016, there was $18.4 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.5 years. The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $124,000 and $4.9 million, respectively.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized in our condensed consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Employee:
Research and development	$957	$480	$2,893	$1,369
General and administrative	1,198	866	3,753	2,811
Non-Employee:
Research and development	165	(8)	202	88
General and administrative	6	69	59	183
Total stock-based compensation expense	$2,326	$1,407	$6,907	$4,451
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)

Weighted-average estimated fair value	$3.25	$12.60	$11.72	$21.20
Risk-free interest rate	1.10% - 1.26%	1.64% - 1.86%	1.10% - 1.84%	1.50% - 1.86%
Expected term of options (in years)	6.08	6.08	5.50 - 6.08	5.50 - 6.08
Expected stock price volatility	77%	78% - 83%	77% - 80%	78% - 91%
Expected dividend yield	—	—	—	—
11. Subsequent Event
Settlement and License Agreements with TheraVectys SA
On October 17, 2016, we entered into a Settlement Agreement and a License Agreement with TheraVectys SA (TVS) obtaining certain present and future intellectual property rights and resolving the litigation initiated against us by TVS in July 2014, as well as related claims and counterclaims. The history of the litigation with TVS is described in our quarterly report on Form 10-Q for the quarter ended June 30, 2016.
Under the Settlement Agreement, TVS has agreed to dismiss all pending litigation brought by TVS against us and to withdraw patent opposition proceedings (EPO Proceeding) brought by TVS against our European Patent No EP 2 456 786 (EU Patent). Also under the Settlement Agreement, both parties have agreed to a broad release of claims against one another based on acts or omissions arising out of the litigation, or the facts and circumstances giving rise to the litigation.

As a non-contingent fee for a license to certain present and future intellectual property of TVS and in consideration for the settlement of all claims and disputes between the parties, we are required to pay $6.0 million into an escrow account within 30 days of the effective date of the Settlement Agreement(Escrowed Payment). As an additional fee for a license to certain present and future intellectual property of TVS and for the settlement of all claims and disputes between the parties, we will be required to pay $1.25 million to TVS when, following the effective date of the Settlement Agreement, we raise $25.0 million, in the aggregate, through equity sales, debt or licensing revenue.

The Escrowed Payment will be disbursed to TVS as follows: (a) fifty percent (50%) when Institut Pasteur consents to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited)

Institut Pasteur and the litigation in the United States and Belgium has been dismissed; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remains unchanged; provided, that the events described in item (a) are a condition to the release of any portion of the Escrowed Payment to TVS and must occur by certain agreed time periods. Currently, we believe that the condition under item (b) has been satisfied, because following an oral hearing in front of the EPO in September 2016, the EU Patent was maintained without a reduction in scope, and TVS has withdrawn from the EPO proceeding, thereby waiving the right to appeal the EPO's decision.
The License Agreement provides us with a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS. For licensed products developed under the License Agreement, we would be obligated to pay certain development and commercial milestones and royalties.
For each licensed product under the License Agreement, we will be obligated to pay TVS: (a) up to an aggregate of $5.75 million upon achievement of certain development and regulatory milestones, except that the first two milestone payments are waived for CMB305/LV305; (b) royalties on net sales made directly by us or our affiliates; (c) a mid-single digit percentage of sublicensing revenues received by us attributable to the sublicensing of TVS' intellectual property; and (d) a single commercial milestone payment based on the product achieving a specified net sales amount. The royalties on the first four licensed products (including CMB305/LV305 as a single product) will be on a low-single digit percentage of net sales, and royalties on subsequent licensed products will be tiered on low-to-mid-single digit percentages of net sales, in each case subject to royalty-offset provisions.
The term of the License Agreement expires upon the last to expire valid patent claim that is licensed to us under the License Agreement. The License Agreement may also be terminated by either party for customary reasons, such as an uncured material breach by the other party, or the other party’s insolvency. We may terminate the License Agreement upon 30 days’ prior written notice to TVS.
Per the terms of the Settlement Agreement, we determined that the aggregate payment amount expected to be paid to TVS is $7.25 million and as such, the aggregate payment amount should be allocated between (1) dismissal of the litigation; and (2) license to current and future TVS intellectual property (IP). As we are not able to reliably estimate the fair value of the litigation dismissal, we assigned a fair value to the aggregate amount of the license to current and future TVS IP through the use of a benchmarking approach and determined the fair value of the license to current and future IP obtained from TVS by benchmarking this deal against similar recent (within the last 5 years) deals within our industry. The metrics we used in our benchmarking approach included similarities in industry, product type, therapeutic area, stage of product development and exclusivity. Based upon the results of our benchmark approach, we determined that the fair value assigned to the license to current and future TVS IP to be $1.4 million with the remaining residual amount of $5.85 million allocated to the dismissal of the litigation.
Because the litigation existed as of September 30, 2016, the dismissal of the litigation per the terms of the Settlement Agreement entered into on October 17, 2016 is deemed to be a recognized subsequent event, and the $5.85 million allocated to the dismissal of litigation is recorded as general and administrative expense for the three and nine months ended September 30, 2016. Since the $1.4 million allocated to the license acquired is for current and future TVS IP granted to us subsequent to September 30, 2016, this is considered a nonrecognized subsequent event, and will be recognized in the quarter ended December 31, 2016.

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
Our net loss was $12.4 million and $39.1 million for the three and nine months ended September 30, 2016, respectively, compared to $7.4 million and $27.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $169.3 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
Third Quarter 2016 and Other Recent Highlights
In September 2016, we completed an underwritten follow-on public offering, which resulted in the sale of 4,800,000 shares of our common stock to the public at a price of $6.25 per share. We sold an additional 426,369 shares when our underwriters exercised a portion of their option to purchase additional shares at $6.25 per share. We received net proceeds from the offering of $30.3 million (inclusive of the exercise of a portion of the underwriters' option to purchase additional shares) after deducting underwriting discounts and commissions and estimated expenses.
In September 2016, Sanofi initiated a Phase 1 clinical trial applying our GLAAS platform with Sanofi's novel therapeutic candidate for the treatment of peanut allergy. For beginning this trial, we received milestone revenue of $7.0 million under our License Agreement with Sanofi.
In October 2016, we entered into a Settlement Agreement and a License Agreement with TheraVectys SA (TVS) resolving litigation initiated by TVS in July 2014 against the Company, as well as related claims and counterclaims. As a non-contingent fee for a license to certain present and future intellectual property of TVS and in consideration for the settlement of all claims and disputes between the parties, within 30 days of the effective date of the Settlement Agreement we are required to pay $6.0 million into an escrow account, which amount will be released from escrow to TVS upon achieving certain conditions of the Settlement Agreement. Additional information relating to the Settlement Agreement and License Agreement is described in this Quarterly Report under Note 11 to the Financial Statements (Subsequent Event).

Clinical Development Programs
In June 2016, we announced and presented results from the following three Phase 1 clinical trials of our immuno-oncology product candidates at medical meetings and investor events, including data on LV305 and G100 at the 2016 annual meeting of the American Society of Clinical Oncology (ASCO):

•
CMB305. Enrollment is ongoing in the expansion arm of our Phase 1 single agent trial of CMB305 in patients with cancers expressing the NY-ESO-1 tumor antigen. Shortly after ASCO, we presented early patient data from a completed first-in-human dose-escalation trial and an early subset of patients from an expansion trial of CMB305 in patients with soft tissue sarcoma showed that CMB305 had a favorable safety profile with only grade 1 and 2 adverse events and without dose-limiting toxicities. In addition, patients who responded immunologically had a greater degree of antigen-specific T cell response than previously reported in the Phase 1 trial of LV305 alone, which is consistent with the rationale of the prime boost approach. We also observed preliminary clinical benefit in the form of a median progression-free survival (PFS) of 5.5 months, with a 93% patient survival as of the data review date.

•
LV305. We completed enrollment in our Phase 1 single agent trial of LV305 in 24 patients with advanced or metastatic sarcoma expressing NY-ESO-1. At ASCO, we presented data showing that 58% had clinical benefit in the form of stable disease (SD) and one patient showed a partial response (PR), and median PFS was 4.6 months. In addition, median OS had not yet been reached, with 81% survival at one year. A different arm of this trial will explore the use of LV305 with Merck’s anti-PD-1 agent, KEYTRUDA®, in melanoma patients who have an inadequate response to anti-PD1 therapy, pursuant to a collaboration with Merck.

•
G100. We completed enrollment of our Phase 1 trial of G100, in combination with radiation, in patients with Merkel cell carcinoma (MCC). At ASCO, we presented data on all 10 patients, which showed an overall response rate (ORR) of 50% per protocol, a favorable safety profile with no treatment-related serious adverse events observed, and that G100 significantly altered the tumor microenvironment in responding patients..
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Direct research and development expense by platform:
ZVex	$2,641	$4,911	$12,309	$11,712
GLAAS	2,628	656	4,479	1,747
G103	832	314	2,943	3,735
Total direct research and development program expense	6,101	5,881	19,731	17,194
Indirect research and development expense by type:
Personnel related costs	2,720	2,003	8,048	5,920
Research and development supplies and services	1,779	141	3,985	408
Allocated facility, equipment, travel and other expense	573	238	1,365	687
Total indirect research and development expense	5,072	2,382	13,398	7,015
Total research and development expense	$11,173	$8,263	$33,129	$24,209

We expect our research and development expenses to continue to increase for the foreseeable future as we continue to develop our product candidates. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
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
Results of Operations
Comparison of Three Months Ended September 30, 2016 and 2015
The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/ (Decrease)
	2016	2015
	(in thousands)
	(unaudited)
Total revenues	$8,206	$4,653	$3,553
Operating expenses:
Cost of product sales	72	298	(226)
Research and development	11,173	8,263	2,910
General and administrative	9,554	3,506	6,048
Total operating expenses	20,799	12,067	8,732
Loss from operations	(12,593)	(7,414)	(5,179)
Interest and other income	150	7	143
Net loss	$(12,443)	$(7,407)	$(5,036)
Total Revenues and Cost of Product Sales
The $3.6 million increase in total revenues was primarily attributable to a $3.5 million increase in licensing revenue as a result of the $7.0 million milestone revenue recognized under our License Agreement with Sanofi during the three months ended September 30, 2016 compared to $3.5 million in licensing revenue recognized in the same period in prior year. In addition, we had a $0.5 million increase in collaboration revenue related to timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. These increases were partially offset by a $0.4 million decrease in product sales related to the timing of product shipments to our collaboration partners.

Research and Development Expenses
The $2.9 million increase in research and development expenses was primarily attributable to an increase of $2.5 million in our clinical trials costs related to the continuing advancement of our Phase 1 and Phase 2 clinical trials. In addition, we had an increase of $0.9 million in personnel-related expenses, which was primarily due to an increase in compensation and benefits and higher stock-based compensation as a result of an increase in research and development headcount to support our advancing research and clinical pipeline, and an increase of $0.5 million in license and royalty fees due to other third parties. These increases were partially offset by a decrease of $0.9 million in our ongoing contract manufacturing and process development programs due primarily to the timing of services.
General and Administrative Expenses
The $6.0 million increase in general and administrative expenses was primarily attributable to the $5.85 million litigation-related settlement recorded during the three months ended September 30, 2016, as part of our Settlement Agreement with TVS. In addition, we had an increase of $0.3 million in personnel-related expenses due to higher stock-based compensation expense.

Comparison of Nine Months Ended September 30, 2016 and 2015
The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015
	(in thousands)
	(unaudited)
Total revenues	$11,202	$8,371	$2,831
Operating expenses:
Cost of product sales	347	421	(74)
Research and development	33,129	24,209	8,920
General and administrative	17,416	11,086	6,330
Total operating expenses	50,892	35,716	15,176
Loss from operations	(39,690)	(27,345)	(12,345)
Interest and other income	606	15	591
Net loss attributable to common stockholders	$(39,084)	$(27,330)	$(11,754)

Total Revenues and Cost of Product Sales
The $2.8 million increase in total revenues was primarily attributable to a $3.5 million increase in licensing revenue as a result of the $7.0 million milestone revenue recognized under our License Agreement with Sanofi during the nine months ended September 30, 2016 compared to $3.5 million in licensing revenue recognized in the same period in prior year. In addition, we had a $0.2 million increase in product sales related to product shipments to our collaboration partners. These increases were partially offset by a $0.9 million decrease in collaboration revenue related to timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014.
Research and Development Expenses
The $8.9 million increase in research and development expenses was primarily attributable to an increase of $6.8 million in our clinical trials costs related to the continuing advancement of our Phase 1 and Phase 2 clinical trials. In addition, we had an increase of $2.3 million in personnel-related expenses, which was primarily due to an increase in compensation and benefits and higher stock-based compensation as a result of an increase in research and development headcount to support our advancing research and clinical pipeline, an increase of $0.5 million in license and royalty fees due to other third parties and an increase of $0.3 million in facility-related expenses as a result of our growth in research and development. These increases were partially offset by a decrease of $1.0 million in our ongoing contract manufacturing and process development programs due primarily to the timing of services.

General and Administrative Expenses
The $6.3 million increase in general and administrative expenses was primarily attributable to the $5.85 million litigation-related settlement recorded during the nine months ended September 30, 2016, as part of our Settlement Agreement with TVS. In addition, we had an increase of $0.7 million in personnel-related expenses due to higher stock-based compensation expense. These increases were partially offset by a decrease of $0.3 million in professional services due primarily to a decrease in legal costs related to defending our litigation with TVS.

Liquidity and Capital Resources

Liquidity
As of September 30, 2016, we had cash and cash equivalents and short-term investments totaling $112.5 million. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
In September 2016, we completed an underwritten follow-on public offering, which resulted in the sale of 4,800,000 shares of our common stock to the public at a price of $6.25 per share. We sold an additional 426,369 shares when our underwriters exercised a portion of their option to purchase additional shares at $6.25 per share. We received net proceeds from the offering of $30.3 million (inclusive of the exercise of a portion of the underwriters' option to purchase additional shares), after deducting underwriting discounts and commissions and estimated expenses totaling $2.4 million.
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
Capital Resources
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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including the U.S. Food and Drug Administration (FDA) review of any Biologics License Application (BLA) we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows (in thousands) for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

	(unaudited)
Net cash used in operating activities	$(31,359)	$(30,258)
Net cash used in investing activities	(42,076)	(308)
Net cash provided by financing activities	30,948	75,702

Net Cash Used in Operating Activities
Net cash used in operating activities was $31.4 million during the nine months ended September 30, 2016 and consisted primarily of our net loss of $39.1 million, partially offset by non-cash charges of $6.9 million for stock-based compensation expense and a net increase in operating assets and liabilities of $0.6 million.
Net cash used in operating activities was $30.3 million during the nine months ended September 30, 2015 and consisted of our net loss of $27.3 million, partially offset by non-cash charges of $4.5 million for stock-based compensation expense and a net decrease in operating assets and liabilities of $7.6 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $42.1 million during the nine months ended September 30, 2016 and consisted primarily of our purchase of $65.0 million in short-term investments in U.S. Treasury securities, partially offset by $23.0 million in maturities of these investments. Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2015 and primarily relates to the purchase of property and equipment, primarily lab equipment, to support research and development efforts.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $30.9 million for the nine months ended September 30, 2016, primarily attributable to net proceeds of $30.8 million from an underwritten public equity offering completed in September 2016, as well as cash received from the exercise of stock options and purchase of ESPP shares. Net cash provided by financing activities was $75.7 million for the nine months ended September 30, 2015, which consisted of $75.4 million in net proceeds received from our Secondary Offering plus cash received for the exercise of stock options and purchase of ESPP shares.
Contractual Obligations and Contingent Liabilities
During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2016, we had cash and cash equivalents of $70.4 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $42.0 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a ten percent change in interest rates were to have occurred on September 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings
TheraVectys SA v. Immune Design Corp.
On October 17, 2016, we entered into a Settlement Agreement and a License Agreement with TheraVectys SA (TVS) obtaining certain present and future intellectual property rights and resolving the litigation initiated against us by TVS in July 2014, as well as related claims and counterclaims. The history of the litigation with TVS is described in our quarterly report on Form 10-Q for the quarter ended June 30, 2016.
Under the Settlement Agreement, TVS has agreed to dismiss all pending litigation brought by TVS against us and to withdraw patent opposition proceedings (EPO Proceeding) brought by TVS against our European Patent No EP 2 456 786 (EU Patent). Also under the Settlement Agreement, both parties have agreed to a broad release of claims against one another based on acts or omissions arising out of the litigation, or the facts and circumstances giving rise to the litigation. Neither party made any admission of liability or wrongdoing under the Settlement Agreement. The Settlement Agreement includes customary representations and warranties that each party has made to the other party, as well as an agreement that TVS will not use certain manufacturers with lentiviral vector manufacturing expertise for a defined period of time or for so long as we are making use of those manufacturers.
As a non-contingent fee for a license to certain present and future intellectual property of TVS and in consideration for the settlement of all claims and disputes between the parties, we are required to pay $6.0 million into an escrow account within 30 days of the effective date of the Settlement Agreement (Escrowed Payment). As an additional fee for a license to certain present and future intellectual property of TVS and for the settlement of all claims and disputes between the parties, we will be required to pay $1.25 million to TVS when, following the effective date of the Settlement Agreement, we raise $25.0 million, in the aggregate, through equity sales, debt or licensing revenue.

The Escrowed Payment will be disbursed to TVS as follows: (a) fifty percent (50%) when Institut Pasteur consents to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from Institut Pasteur and the litigation in the United States and Belgium has been dismissed; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remains unchanged; provided, that the events described in item (a) are a condition to the release of any portion of the Escrowed Payment to TVS and must occur by certain agreed time periods. Currently, we believe that the condition under item (b) has been satisfied, because following an oral hearing in front of the EPO in September 2016, the EU Patent was maintained without a reduction in scope, and TVS has withdrawn from the EPO proceeding, thereby waiving the right to appeal the EPO's decision.

The License Agreement provides us with a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS. For licensed products developed under the License Agreement, we would be obligated to pay certain development and commercial milestones and royalties.

For each licensed product under the License Agreement, we will be obligated to pay TVS: (a) up to an aggregate of $5.75 million upon achievement of certain development and regulatory milestones, except that the first two milestone payments are waived for CMB305/LV305; (b) royalties on net sales made directly by us or our affiliates; (c) a mid-single digit percentage of sublicensing revenues received by us attributable to the sublicensing of TVS' intellectual property; and (d) a single commercial milestone payment based on the product achieving a specified net sales amount. The royalties on the first four licensed products (including CMB305/LV305 as a single product) will be on a low-single digit percentage of net sales, and royalties on subsequent licensed products will be tiered on low-to-mid-single digit percentages of net sales, in each case subject to royalty-offset provisions.
The term of the License Agreement expires upon the last to expire valid patent claim that is licensed to us under the License Agreement. The License Agreement may also be terminated by either party for customary reasons, such as an uncured material breach by the other party, or the other party’s insolvency. We may terminate the License Agreement upon 30 days’ prior written notice to TVS.

European Patent Opposition
In February 2013, a third party filed an opposition at the European Patent Office (EPO) requesting revocation of European Patent No. 2068918 directed to GLA formulations and uses. This patent is owned by Infectious Disease Research Institute (IDRI) and under license to us. We are vigorously defending the grant of this patent, with a reply to the opposition brief having been filed on September 27, 2013. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent may appeal this outcome, and we cannot be certain that this patent will be maintained by the EPO at an appeal hearing, or if any reduction to the scope would adequately cover our products. Revocation of this patent, or maintenance of an amended patent with inadequate coverage, could impair our ability to prevent competition from third parties in Europe, which could have an adverse impact on our business. The outcome of an appeal to this proceeding would not be known for several years.

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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and nine months ended September 30, 2016, we reported net losses of $12.4 million and $39.1 million, respectively, compared with net losses of $7.4 million and $27.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $169.3 million.
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
We plan to use potential future operating losses and our federal and state net operating loss (NOL) carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards could be limited as a result of issuance of equity securities.
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
We have not completed the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•	delays in initiating clinical trial sites to conduct our clinical trials and reaching agreement on acceptable terms and budgets with prospective clinical trial sites;

•	delays in, or failure to obtain, approval from institutional review boards (IRBs), ethics committees (ECs) or institutional biosafety committees, to begin clinical trials at study sites;

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

•
the FDA may require the establishment or modification of a Risk Evaluation and Mitigation Strategy (REMS) or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose other implementation requirements on us;

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
In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. However, the applicable authorities, including the U.S. Patent and Trademark Office (USPTO) and FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
In February 2013, a third party filed an opposition at the EPO requesting revocation of European Patent No. 2068918 directed to GLA vaccine formulations and uses. This patent is licensed to us by IDRI and is an important part of our proprietary GLAAS platform in Europe. We are vigorously defending the grant of this patent. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent may appeal this outcome, and we cannot be certain that this patent will be maintained by the

EPO at an appeal hearing, or if any reduction to the scope would adequately cover our products. Revocation of this patent, or maintenance of an amended patent with inadequate coverage, could impair our ability to prevent competition from third parties in Europe, which could have an adverse impact on our business. The outcome of an appeal to this proceeding would not be known for several years.
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
For example, in February 2013, a third party filed an opposition at the EPO requesting revocation of European Patent No. 2068918 directed to GLA vaccine formulations and uses. This patent is licensed to us by IDRI and is an important part of our proprietary GLAAS platform in Europe. We are vigorously defending the grant of this patent. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent may appeal this outcome, and we cannot be certain that this patent will be maintained by the EPO at an appeal hearing, or if any reduction to the scope would adequately cover our products. Revocation of this patent, or maintenance of an amended patent with inadequate coverage, could impair our ability to prevent competition from third parties in Europe, which could have an adverse impact on our business. The outcome of an appeal to this proceeding would not be known for several years.
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
In addition, the stock market in general, and The NASDAQ Global Market (NASDAQ) and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
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
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the nine months ended September 30, 2016 was approximately 104,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.
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
As of September 30, 2016, we have used approximately $52.3 million of the net offering proceeds primarily to fund clinical development of our product candidates, litigation, legal and administration expenses to fund the growth of our operations.

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

Immune Design Corp.
(Registrant)

Date:	November 9, 2016	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2016	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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

10.1†	License Agreement, by and between the Company and Aventis Inc., dated August 6, 2014.
10.2	Executive Employment Agreement, by and between the Company and Sergey Yurasov, M.D., Ph.D., dated September 30, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

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

†
Registrant has requested confidential treatment for certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.