Form 10-K
period 2016-12-31
Immune Design Corp.
filed 2017-03-07
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2016, the aggregate market value of the 12,147,118 shares of Common Stock held by non-affiliates of the registrant was approximately $99.1 million, computed by reference to the closing price as reported on The NASDAQ Global Market. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
As of March 1, 2017, the registrant had 25,439,857 shares of common stock, par value $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement, or the Proxy Statement, for the 2017 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

In this report, unless otherwise stated or as the context otherwise requires, references to “Immune Design,” “the Company,” “we,” “us,” “our” and similar references refer to Immune Design Corp. “ZVex” and “GLAAS” are our registered trademarks, and the Immune Design logo is our unregistered trademark. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND INDUSTRY DATA
This Annual Report on Form 10-K contains forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “targets,” “intends” or “continue,” or the negative of these terms or other comparable terminology.
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

ii

PART I
Item 1. Business
Overview
We are a clinical-stage immunotherapy company with next-generation, diversified in vivo approaches designed to enable the body’s immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have designed our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells to fight cancer via distinct mechanisms. Our two lead product candidates, CMB305 and G100, utilize different immuno-oncology approaches that, we believe, address the shortcomings of existing therapies and have the potential to treat a broad patient population either as individual therapies or in combination with other mechanisms of action. We have also been executing a strategy to partner individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream economics while preserving growth opportunity in the future.
The following is our primary oncology product development pipeline produced by our two discovery platforms, ZVex® and GLAAS®:
CMB305: Antigen Specific, Next-Generation Cancer Vaccine
CMB305 is a prime-boost approach targeting the NY-ESO-1 tumor antigen, in which a priming agent called LV305 from our ZVex platform is dosed sequentially with a boosting agent from our GLAAS platform. CMB305 is designed to induce and expand a specific, anti-tumor immune response, and is currently being evaluated in multiple clinical trials in patients with soft tissue sarcoma as a monotherapy and in combination with Genentech’s cancer immunotherapy, Tecentriq® (atezolizumab, anti-PD-L1), pursuant to a collaboration with Genentech. The combination study is a randomized Phase 2 trial in which patients receive either CMB305 combined with Tecentriq or Tecentriq alone. In June 2016, we disclosed that data from a completed first-in-human dose-escalation monotherapy trial and an early subset of patients from a monotherapy expansion trial in patients with soft tissue sarcoma showed that CMB305 had a favorable safety profile with only grade 1 and 2 adverse events, or AEs, and without dose-limiting toxicities. In addition, patients who responded immunologically had a greater degree of antigen-specific T cell response than previously reported in the Phase 1 trial of LV305 alone, which is consistent with the rationale of the prime boost approach. As of December 31, 2016, neither the LV305 nor CMB305 monotherapy trials in patients with soft tissue sarcoma (23 and 25 patients, respectively) had reached a median overall survival, or OS. We continue to enroll patients in the ongoing randomized Phase 2 trial and, if afforded the opportunity, intend to present data from the trial at medical meetings beginning in the second half of 2017. We have received orphan drug designation in the US for CMB305, and in the US and EU for each component of CMB305, in each case, for soft tissue sarcoma. If the ongoing trials produce a sufficiently robust clinical benefit for patients, we plan to discuss an appropriate development path with the regulatory authorities and pursue soft tissue sarcoma as the first indication for which we would seek approval for CMB305. We are also developing a companion diagnostic in connection with our CMB305 development program to identify NY-ESO-1 expressing tumors, which test we believe would require U.S. Food and Drug Administration, or FDA, approval contemporaneously with CMB305.
G100: Antigen Agnostic, Intratumoral Immune Activation
G100 was developed from the GLAAS platform and, in contrast to CMB305, does not target a specific antigen, but instead leverages the range of endogenous antigens found in the tumor microenvironment, including neoantigens. At the ASCO annual meeting in 2016, we presented data on 10 patients from a completed Phase 1 trial in patients with Merkel cell carcinoma, or MCC, which showed: (1) an objective response rate, or ORR, of 50% per protocol; (2) a favorable safety profile; and (3) that G100 significantly altered the tumor microenvironment in responding patients. We are further developing G100 as a monotherapy and combination therapy in patients with follicular non-Hodgkin Lymphoma, or NHL, in a randomized Phase 1b/2 trial. The monotherapy portion of the trial is evaluating G100 with local radiation, and the randomized portion of the trial is evaluating G100 with local radiation and in combination with the anti-PD-1 agent, KEYTRUDA®, pursuant to a collaboration with Merck & Co., Inc., or Merck. If afforded the opportunity, we intend to begin to present data from this trial at the American Society of Clinical Oncology, or ASCO, annual meeting in 2017. We have received orphan drug designation in the United States for G100 in NHL. If the ongoing trials produce a sufficiently robust clinical benefit for patients, we plan to discuss an appropriate development path with the regulatory authorities to pursue NHL as the first indication for which we would seek approval for G100.
Our Strategy

•
Develop product candidates to treat a broad patient population. We believe our product candidates should benefit a wide range of patients in both orphan diseases and large indications because they are designed to create tumor-killing

CTLs, could potentially target any tumor and have potential utility as both individual and multiple combination therapies.

•
Rapidly advance first-in-class immuno-oncology product candidates through clinical development. We intend to continue to execute a focused clinical development plan that takes selected product candidates through approval. We are initially focused on indications with a significant unmet need in targeted patient populations, such as CMB305 in soft tissue sarcoma. We are currently focusing our initial development efforts on CMB305 and G100.

•
Leverage our platforms’ ability to address multiple tumor types to build a robust product pipeline. Our ZVex and GLAAS platforms allow us to select both conserved tumor antigens and neoantigens and create separate product candidates to potentially treat any tumor type. We believe this ability, and the potential of our vectors to simultaneously express antigens and immuno-regulatory molecules, will be a driver of our future growth beyond the current product candidates.

•
Position Immune Design to potentially play a broad role in the immuno-oncology treatment paradigm. Our agents are designed to work individually, together, and with multiple other mechanisms of action. In addition to our ongoing clinical collaborations combining CMB305 and G100 with checkpoint inhibitors, we intend to explore additional combinations with other immuno-oncology approaches to demonstrate this broad potential benefit.

•
Selectively monetize non-oncology indications, while retaining optionality for future internal development. Both ZVex and GLAAS also have potential application beyond oncology. We have licensed the right to use the GLAAS platform in specific infectious and allergic disease indications to large pharmaceutical companies. These collaborations provide us with both near- and long-term potential revenue and external validation of our technology, while preserving optionality for future growth beyond oncology.

•
Establish infrastructure and capabilities to support the future commercialization of our products. Our management team has extensive experience developing and/or commercializing pharmaceutical products and as our product candidates advance, we intend to add the appropriate additional regulatory and commercial expertise to maximize the potential for successful product launches and franchise management. In certain instances, we will seek partners to maximize the commercial potential of our product candidates.

ZVex and GLAAS: Productive Product Discovery Platforms
We believe our approach to fighting cancer is the first of its kind. We utilize ZVex and GLAAS to develop product candidates that work in vivo and are designed to create and expand diverse armies of immune cells known as cytotoxic T lymphocytes, or CTLs, to fight tumors. An in vivo approach is preferred because it addresses both the cumbersome administration and the need for patient customization inherent in ex vivo approaches, such as engineered CD8 T cells. Although they have distinct mechanisms of action, we designed both CMB305 and G100 to convert “cold” tumors, or those without CTLs, to “hot” tumors, or those with CTLs specific for the antigens expressed by the tumor. Although they are designed to share this effect on tumors, the agents have distinct mechanisms of action and may produce different clinical benefit profiles. For example, it has been noted in literature that although a cancer vaccine therapy may not result in an immediate or early change in tumor burden like cytotoxic approaches such as chemotherapy, a vaccine may induce a delayed anti-tumor response resulting in longer survival than that seen with the cytotoxic approach. Similarly, and based on our clinical studies to date, we believe that although we may not observe a short-term surrogate endpoint like ORR or PFS, ZVex-based cancer vaccines such as CMB305 may nonetheless confer a potentially meaningful overall survival, or OS, benefit in these patients. In contrast, G100’s distinct mechanism of action may produce an ORR as we observed in the MCC Phase 1 trial.
The fundamental discoveries underlying ZVex originated with one of our founders, Nobel laureate David Baltimore, Ph.D. Dr. Baltimore and his colleagues theorized that a lentivirus, which is a virus that works in immune cells such as dendritic cells, or DCs, could be engineered to selectively deliver the specific genetic information of a tumor marker, called an antigen, directly to DCs in the skin. The expression of this antigen would trigger an immune response of CTLs to eliminate the tumor. In comparison, the core of the GLAAS platform is a potent synthetic stimulator of a specific cellular receptor called TLR4 that is present in DCs. Activation of DCs through TLR4 can safely trigger an anti-tumor immune response and synergize with either pre-existing CTLs or those generated by ZVex for what we believe will be a greater degree of tumor killing than either approach alone. We believe ZVex- and GLAAS-based product candidates have both monotherapy and broad combination potential across the oncology landscape, such as in combination with checkpoint inhibitors in our two ongoing randomized studies and with other approaches, such as engineered T cells.

Immune Design's In Vivo Product Discovery Platforms
ZVex® Platform
Induces targeted CTLs of choice to kill tumors
GLAAS® Platform
Boosts CTLs, Activates TME and other key immune cells
LV305 (NY-ESO-1 vector)
Expansion Trial:
• STS monotherapy enrolled; and
• combo with KEYTRUDA®
GLA + NY-ESO-1
Completed Phase 1 Trial
(development continues as "boost" component of CMB305)
CMB305
• Prime-Boost strategy
• Monotherapy in STS enrolled
• Randomized Phase 2 with Tecentriq (atezolizumab) in soft tissue sarcoma ongoing
G100
• Intratumoral dendritic cell activation
• MCC Phase 1 completed
• Randomized Phase 1b/2 in Follicular NHL ongoing
Antigen Specific Approach (NY-ESO-1)
Antigen Agnostic/ Intratumoral Approach

ZVex is a discovery platform that uses a first-in-class vector to generate product candidates designed to create CTLs in vivo. CTLs are essential because their primary function is the selective recognition and destruction of tumor cells. The ZVex vector is a delivery system based on a re-engineered virus designed to carry the genetic information of selected tumor antigen(s) (in whole or selected epitopes) safely and selectively to DCs in the skin. We believe that DCs are the most important immune cells to target because they initiate the specific immune response that generates CTLs to kill the tumor. When injected into a cancer patient, a ZVex-based product candidate is designed to interact only with these DCs, delivering the tumor antigen(s) in the form of RNA. The DC then processes the RNA into a protein, splits it and presents the protein fragments outside of the cell to neighboring resting CD8 T cells, which then activate to become fully functional CD8+ CTLs. When a CD8 T cell is activated and starts dividing, the result is millions of CTLs that will kill tumor cells bearing that same specific tumor antigen epitope. ZVex product candidates have the potential to carry the genetic material of different tumor antigens, including neoantigens, as well as immuno-modulatory agents, and therefore have the potential to target multiple types of cancers.
GLAAS, which stands for GLA Adjuvant Systems, is a discovery platform that also works in vivo and is based on a small synthetic molecule called GLA, which stands for glucopyranosyl lipid A. GLA selectively binds to the TLR4 receptor and causes potent activation of the DC. When GLA is accompanied by a tumor antigen and injected into a patient, the combination is taken up by DCs and leads to the production and expansion of immune cells called CD4 T helper lymphocytes, or CD4 T cells. Similar to CTLs, these CD4 T cells will be specific to a tumor antigen, but unlike CTLs, they generally cannot kill antigen-bearing tumor cells. They do, however, play a key role in boosting the anti-tumor immune response by: (1) expanding the number and function of existing CTLs that are specific to the same tumor antigen; and (2) providing help to other immune cells, including B lymphocytes that produce antibodies and natural killer cells that are also important in the overall anti-tumor immune response. We therefore believe that product candidates leveraging GLAAS with one or more tumor antigens will be effective in amplifying the anti-tumor activity of CTLs, as well as other beneficial anti-tumor mechanisms. In addition, we can leverage GLAAS to use a specific formulation of GLA alone without an antigen, as in the case of G100, for direct tumor microenvironment immune activation. Like ZVex, GLAAS product candidates have the potential to target multiple types of cancers.
The combination of ZVex and GLAAS in CMB305 is expected to synergize to yield a more potent immune response called a heterologous prime-boost. The ZVex vector primes the immune system by triggering the generation of CTLs, while the GLA-activated CD4 T cells boost the immune response by expanding and enhancing the function of CTLs and other anti-tumor immune mechanisms. We believe a more potent immune response should translate to clinical benefit for patients.
The following data from an in vivo rodent model illustrate the effect on antigen-specific CTL generation when combining the ZVex and GLAAS platforms in a prime-boost. When used alone, the ZVex agent increased the percentage of antigen-specific CTLs from 0.05% to 3.16%, and when used in combination with GLAAS, the percentage of antigen-specific CTLs in the rodents increased to 15.7%.

We are also studying a different combination of both platforms in a “prime-pull” strategy where a ZVex vector primes the immune system and G100 ‘pulls’ CTLs to the tumor via an effect of intratumoral injection. Further combination potential also exists with other immuno-oncology modalities, such as the use of G100 to “pull” engineered T cells to a tumor. We believe that these combinations of different technologies have the potential to be best-in-class approaches that generate and expand CTLs and recruit them to the tumor.
Our Approaches to Treating Cancer
Immuno-oncology broadly refers to the modulation of the immune system to eradicate tumor cells, and is often colloquially divided into two categories: “create and expand” the anti-tumor immune response and “remove the brakes” placed on the immune response by the tumor’s defenses.
We believe alteration of the tumor microenvironment and trafficking of CTLs into the tumor are increasingly being recognized as important for the efficacy of any immunotherapy. Our platforms focus on the “create and expand” category and are designed to generate strong, tumor-specific CTLs and effector cells in vivo while addressing many of the shortcomings of previous approaches. Our platforms can generate individual product candidates, such as G100, or complimentary product candidates administered in sequence, such as CMB305. Additionally, we designed our therapies to be combined with other immuno-oncology therapeutic mechanisms such as checkpoint inhibitors from the “remove the brakes” category, which we believe will generate a greater anti-tumor response.
Our immuno-oncology product candidates are being developed in two separate strategies that we designate as the Antigen Specific and Antigen Agnostic approaches.
Antigen Specific
Our Antigen Specific approach is based on the observation that human tumor cells make a variety of antigens that are not found in normal tissues, but are present in the patient’s tumor, so there is an opportunity to educate the immune system to recognize a pre-identified tumor antigen and kill tumor cells expressing it. ZVex products carry RNA of a chosen antigen or selected epitopes of multiple antigens, including neoantigens, whereas GLAAS products are accompanied by a full-length protein of the same antigen or, potentially, a peptide representing the selected epitopes. We have generated a significant amount of preclinical data illustrating the desirable qualities of this approach. The following graph illustrates the ability of ZVex in an in vivo rodent tumor model to generate an immune response against a protein the body recognizes as “self,” which it would therefore tolerate and not normally mount an immune response against. This experiment demonstrates the ability of ZVex to overcome immune tolerance, which is an important element of any potential cancer immunotherapy treatment.

For our first Antigen Specific product candidates, we have chosen a tumor-associated antigen named NY-ESO-1 that is expressed in a large number of solid and liquid tumors in varying degrees. We conducted an extensive search to choose NY-ESO-1, and we believe it is an attractive target for cancer immunotherapy due to its frequent expression in tumors, limited expression in normal tissue and its immunogenic potential. Among the antigens selected by the National Cancer Institute as the best targets for immunotherapy, only NY-ESO-1 and one other antigen have been shown to be tumor-specific. Our first two clinical programs targeting NY-ESO-1 from ZVex and GLAAS were LV305 and G305, respectively. LV305 delivers the RNA for NY-ESO-1, while G305 consists of a specific formulation of GLA and the full-length NY-ESO-1 protein. We administer LV305 and G305 in sequence to become CMB305, the heterologous prime-boost therapy. Although G305 may have the potential to be an effective therapy with patients who have insufficient immune responses prior to treatment, we do not intend to develop it as a stand-alone product and believe it is more effective as part of CMB305. Also, although we have seen initial clinical benefit from LV305 as a single agent in patients with soft tissue sarcoma, because we believe CMB305 should be more effective than LV305 alone, we intend to focus our development efforts on CMB305. We may, however, decide to develop LV305 as the data continue to develop.
In December 2016, we announced ZVexMulti™, the evolution of the ZVex-platform designed to deliver multiple, full-length antigens and immunomodulatory molecules. ZVexMulti is engineered to avoid potential antigenic competition and enable the delivery of multiple RNA genes selectively to DCs to induce a simultaneous and balanced T cell response against all antigens. We believe this is a potentially significant advancement in our product development capabilities, enabling the development of therapies with the potential to target a wide range of conserved antigens and large number of neo-epitopes. With respect to neo-epitopes, we believe ZVexMulti will allow for the expression of a much larger number of epitopes than achievable with other platforms, obviating the need for a proprietary predictive algorithm to derive a limited set of epitopes.
We intend to designate the first product candidate from this enhanced platform in 2017.
Antigen Agnostic
Unlike the Antigen Specific approach, the Antigen Agnostic approach does not require pre-knowledge of a selected tumor antigen present in the cancer. It instead relies on endogenous conserved antigens or neoantigens released during tumor lysis by treatments such as chemotherapy or local radiation. G100, our lead product under this approach, is injected directly into the tumor, and neighboring GLA-activated DCs then capture the released antigens and generate a varied immune response. Because local radiation is an effective way to cause tumor cell lysis in accessible tumors, we plan initially to evaluate tumors that are accessible to both local radiation and intratumoral administration.
In collaboration with Dr. Ronald Levy’s lab at Stanford University, we examined the administration of intratumorally-injected G100 in the A20 murine model that is used to represent lymphoma. In an oral presentation at the 2015 American Society of Hematology, or ASH, annual meeting, Dr. Levy’s lab presented data showing tumor growth inhibition in both injected tumors as well as uninjected tumors, known as an abscopal effect. In addition, G100 had an impact on the tumor microenvironment, changing it from a non-inflammatory state, or “cold” tumor, to an inflamed state, or “hot” tumor. Specifically, as shown in the image below, responding animals remained tumor-free at least three months post G100 treatment and, without administration of additional G100, were resistant to secondary challenge with the same tumor type.

G100 is being evaluated in multiple clinical trials, including as a monotherapy with local radiation in a completed Phase 1 trial in patients with MCC and an ongoing investigator-sponsored trial at the Fred Hutchinson Cancer Research Center in patients with sarcoma. At the ASCO annual meeting in 2016, we presented data on all 10 patients in the MCC trial, which showed: (1) an ORR of 50% per protocol; (2) a favorable safety profile with no treatment-related serious adverse events observed; and (3) that G100 significantly altered the tumor microenvironment in responding patients. Further, the 50% ORR included a pathologic complete response after two doses of G100 alone, and we reported two patients with durable partial responses, or PRs, of greater than 17 and 18 months. We plan to assess the potential impact on PFS and OS beyond the stated ORR. We are further evaluating G100 as a monotherapy with local radiation, and pursuant to a collaboration with Merck, we are enrolling a randomized Phase 2 trial in patients with follicular NHL that will evaluate G100 with local radiation and in combination with KEYTRUDA. The low incidence rates of NHL and MCC qualify each as an orphan disease, and we have received orphan drug designation in the United States for G100 for NHL.
In addition to G100, we are also investigating the potential use of our ZVex platform for intratumoral injection. For example, we presented preclinical data at the American Association for Cancer Research Annual Meeting in 2016 describing the intratumoral administration of a ZVex vector designed to generate localized expression of IL-12, a potent modulator of innate and adaptive immune responses. The results demonstrated strong local and systemic anti-tumor efficacy in multiple murine models, and this use of the ZVex platform offers a potential expansion opportunity of our Antigen Agnostic approach beyond G100.
Our Product Candidates in Development
Our clinical-stage oncology product candidates are depicted in the following diagram:

CMB305
We believe that prime-boost therapies are an optimal way to trigger a robust immune response. This is particularly true when distinct, but complementary, parts of the immune response are stimulated. Based on the predicted mechanisms of action in the prime-boost, our relevant preclinical studies and early CMB305 clinical data, we expect CMB305 to have synergistic effects and induce a stronger anti-tumor CTL response than either of its components alone. In addition to increasing the magnitude of the CTL response, we expect this approach to generate memory CTLs with long-term immune surveillance, as well as enhance other immune system anti-tumor mechanisms. Memory CTLs function as surveillance cells, ready to target persisting or new cancer cells with the same antigen signature, which may provide a longer-term benefit to patients.
We are testing CMB305 first in two types of sarcoma, called synovial sarcoma and myxoid round cell liposarcoma. Synovial sarcoma is a rare form of cancer in the joints. Certain studies of outcomes relating to synovial sarcoma have shown a five-year and ten-year survival for people with grade 3 tumors or metastatic disease of less than 25% and 15%, respectively. Myxoid round cell liposarcoma is a rare malignant tumor that most often occurs in the deep-seated soft tissues of the extremities. Approximately 50% of patients with synovial sarcoma and approximately 90% of patients with myxoid round cell liposarcoma express the NY-ESO-1 protein. The low incidence rates of these sarcomas qualifies each as an orphan disease, and we have received orphan drug designation for soft tissue sarcoma for CMB305 in the US and for both components of CMB305 in the US and EU. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees, but does not provide any assurance of regulatory approval or expedite regulatory review. However, these soft tissue sarcomas could be an ideal setting to show that CMB305 can provide clinical benefit to patients with an improved quality of life and, if the data are sufficiently robust and CMB305 is determined to be safe, this may provide an accelerated registration path. We believe that there is an opportunity to improve upon both the safety and clinical benefit profiles of approved chemotherapy agents in soft tissue sarcoma, which to date have demonstrated poor toxicity and produced limited impact on patient survival.
In separate Phase 1 trials presented at the ASCO annual meeting in 2015, each of CMB305’s components demonstrated an acceptable safety profile and, we believe, sufficient immunogenicity as individual agents. In addition, all of the patients in the LV305 dose-escalation study had types of soft tissue sarcoma, and we saw initial signs of clinical benefit. Because of these results and the supportive preclinical data, we are evaluating CMB305 in a Phase 1 monotherapy expansion trial and randomized Phase 2 trial. As announced in June 2016, data from an early subset of patients from the Phase 1 trial showed CMB305 as a single agent was without dose-limiting toxicities, as reviewed by an independent data safety monitoring board, or DSMB. CMB305 induced an antigen-specific T cell response in 50% of the patients, and patients who did respond immunologically had a greater degree of antigen-specific T cell response than that previously reported with LV305 alone, as well as a fully integrated response inducing antigen-specific CD4, CD8 and antibodies, both of which are consistent with the rationale of the prime-boost approach. We also observed initial data showing that the immune response induced in this approach may take time to emerge, as evidenced by the following CMB305 patient data revealing an integrated immune response (CD8s, CD4s and antibodies that were NY-ESO-1 specific) occurring over a period up to 112 days:
The time required to generate an immune response may be a contributing factor in the observation that cancer vaccines, although not likely to result in a significant ORR or PFS, may confer a better OS benefit than cytotoxic agents. Finally, preliminary clinical benefit in patients with soft tissue sarcoma was observed in the form of a 93% patient survival as of the June 2016 presentation data review date, and as of December 31, 2016, follow-up with 48 patients (CMB305; n=25 patients, and LV305; n=23 patients) revealed that the median OS has not been reached in either of the CMB305 or LV305 monotherapy studies. Chemotherapeutic agents approved to treat sarcoma have shown an OS of 12.4 to 13.5 months.

In addition to the ongoing Phase 1 trial evaluating CMB305 as a monotherapy, we have an ongoing randomized Phase 2 trial in patients with synovial or myxoid round cell liposarcoma. The patient’s cancer must be locally advanced, relapsed, or metastatic and express NY-ESO-1, and they must have had an inadequate response to, relapse from, and/or unacceptable toxicity with one or more prior systemic, surgical, or radiation cancer therapies. Pursuant to a collaboration with Genentech, these patients receive either CMB305 combined with Tecentriq, or Tecentriq alone. Clinical benefit will be evaluated by analyzing tumor responses and progression through short and long-term follow-up via clinical and radiological assessments.
We believe our “create and expand” immune response approach embodied in CMB305, either as a monotherapy or when combined with an agent such as Tecentriq that is designed to shut down certain tumor defenses, has potential to bring clinical benefit to patients and may qualify for an accelerated approval path, either via an expansion of the ongoing trials or the initiation of a new trial, if the clinical benefit data are sufficiently robust and CMB305 is determined to be safe.
LV305 (the Prime in CMB305’s Prime Boost)
We have completed dosing in a Phase 1 trial to evaluate the safety of escalating doses of single agent LV305 in patients with locally advanced, recurrent, or metastatic cancer expressing the NY-ESO-1 tumor antigen. Although the trial was open to patients with multiple tumor types, all of the patients who enrolled had sarcoma. When available, we took post-treatment tumor biopsies to assist in clarifying the mechanisms that may mediate a treatment effect, such as the generation of NY-ESO-1 specific CTLs. Clinical benefit was evaluated by analyzing tumor responses and progression through short and long-term follow-up via clinical and radiological assessments. We also conducted an expansion trial of LV305 at the highest dose studied in the Phase 1 dose escalation trial. The expansion trial was open to patients with locally advanced, relapsed or metastatic melanoma, sarcoma, ovarian cancer or non-small cell lung cancer that express NY-ESO-1.
At the ASCO meeting in 2016, we presented data on 24 patients from the LV305 Phase 1 trial with advanced or metastatic sarcoma cancers expressing NY-ESO-1. These patients had a median PFS of 4.6 months, and 58% of patients had clinical benefit in the form of stable disease and one patient showed a partial response, or PR. The safety profile remained very favorable with only grade 1 and 2 AEs. In addition, a median OS had not yet been reached, with 81% survival at one year. As set forth in the figures below, in accordance with gradual onset of immune response observed in the CMB305 patient data set forth above, the observed PR occurred at approximately 18 months and was accompanied by NY-ESO-1 specific T cell memory. We believe the nature of the mechanism of action taken with these combined data may be evidence that a ZVex product, although not likely to produce to a near-term ORR or PFS in sarcoma patients, may result in a clinical benefit over time.
As of December 31, 2016, this trial (n=23 soft tissue sarcoma patients) had not yet reached its median OS.
In all of these Antigen Specific trials, we will be collecting blood and tumor samples to measure CTL generation against NY-ESO-1 and to determine epitope mapping, antigen spreading and T cell receptor repertoire. If afforded the opportunity, we intend to present data for the ongoing CMB305 trials, as well as any follow-up data from the LV305 trials, at the ASCO annual meeting in 2017.

Antigen Agnostic
G100
We are evaluating our lead Antigen Agnostic approach product candidate, G100, in patients with NHL in an ongoing Phase 1b/2 trial examining G100 monotherapy with local radiation and in combination with KEYTRUDA, in the latter case pursuant to a collaboration with Merck. These patients must be either treatment naïve or relapsed or refractory following at least one prior treatment. We plan to inject a single tumor after the administration of local radiation and then evaluate the local immune environment and the potential clinical effect on distant tumors. If afforded the opportunity, we intend to present data from the Phase 1b monotherapy portion of the trial at the ASCO annual meeting in 2017, and the randomized, combination Phase 2 portion of the trial at a later medical meeting.
We completed a Phase 1 monotherapy trial with local radiation in patients with MCC, which is a rare and aggressive type of skin cancer associated with a polyomavirus infection and UV exposure. The majority of patients present with localized disease in the skin, although the disease can readily spread to regional and distant sites. The accessibility of most MCC tumors makes them excellent for intratumoral dosing and obtaining skin lesion biopsies to determine changes in the tumor microenvironment following G100 treatment. The trial was designed to evaluate safety and immunogenicity and provide preliminary indications of efficacy of G100 in MCC patients with either loco-regional or metastatic disease. At the ASCO annual meeting in 2016, we presented data on all 10 patients in the MCC trial showing: (1) an ORR of 50% per protocol; (2) a favorable safety profile; and (3) that G100 significantly altered the tumor microenvironment in responding patients. Further, the 50% ORR included a pathologic complete response after two doses of G100 alone, and we reported two patients with durable PRs of greater than 17 and 18 months.
We have received orphan drug designation in the United States for G100 in patients with NHL. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees, but does not provide any assurance of regulatory approval or expedite regulatory review. As potential registration paths in NHL, we may decide to further pursue G100 as a monotherapy with local radiation and/or in combination with checkpoint inhibitors.
We are also evaluating G100 for the treatment of other types of tumors where preclinical data suggests there may be opportunities for the Antigen Agnostic approach, such as an ongoing an investigator-sponsored sarcoma clinical trial at the Fred Hutchinson Cancer Research Center.
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
Modifying the Tumor Microenvironment. Histologically, tumors can be distinguished in those which have no, or only low, pre-existing infiltration of immune cells, so-called “cold” tumors, from those with high infiltration, or “hot” tumors. We believe that preclinical and clinical studies using various immuno-oncology approaches such as immune checkpoint inhibitors and/or passively transferred T cells have shown that hot tumors respond generally better to therapy. We believe the reason is that an ongoing local immune response in the tumor leads to antigen presentation, induction of immune responses and attraction of CD8 T cells into the tumor bed due to the production of certain soluble mediators known as chemokines. A principle aim of immuno-oncology should therefore be to modulate the tumor microenvironment, or TME, induce inflammation and render cold tumors hot. This can be achieved by direct intratumoral injection of agents that stimulate the innate immune response, such as agonists of toll-like receptors that are present on immune cells, such as TLR4. G100 is a potent stimulator of TLR4 and, further supported by topline data we disclosed in February 2016 that G100 significantly altered the TME in responding MCC patients, we believe it is ideally poised to induce beneficial changes in the TME.
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

•
Capacity for substantial genetic payload. Our ZVex vector contains sufficient space for multiple antigens or selected epitopes of neoantigens. With the advancement of ZVexMulti, our ZVex-based therapies should provide for the concomitant expression of two or more tumor antigens, neoantigen epitopes, or of a tumor antigen and an immune stimulatory molecule such as a single-chain checkpoint inhibitor antibody.

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

•
Integration deficiency. Lentiviruses are known for their natural capability to integrate within the genome of their host cell, notably DCs. However, we have engineered the vector to make it integration-deficient and thereby safer for patients. By making changes in the molecular sequence of the lentiviral vector, including the deletion of more HIV-specific sequences from its genome than comparable lentiviral vectors and making functional changes in the enzyme that carries out integration, the capacity of the vector to integrate its genetic material into that of the host cell is reduced approximately 1,000-fold from that of lentiviruses that are currently being used in the clinic. To our knowledge, the ZVex platform is the only integration-deficient lentiviral vector platform being developed for oncology indications.

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

We have generated a significant amount of in vitro and in vivo preclinical data to support ZVex, including (1) generation of up to 15% of all CD8s specific to the desired antigen, which is up to several-fold higher than observed with many other vector systems, (2) establishment of a strong dose-CTL-response correlation in tumor models as evidence of our mechanism of action, (3) the ability to dose repeatedly, resulting in boosting of CD8 T cells and increased efficacy, (4) the ability to break immune tolerance, an important component of immuno-oncology, and (5) with ZVexMulti, the ability to deliver multiple RNA genes selectively to DCs to induce a simultaneous and balanced T cell response against all antigens. In addition, clinical data released from both the LV305 and CMB305 monotherapy trials show a consistently favorable safety profile and immune response rate, as well as an improved clinical benefit profile in the form of an emerging OS signal.
GLAAS is based on a fully synthetic molecule similar to lipid A, called GLA, which is short for glucopyranosyl lipid A. Lipid A is a natural substance that occurs in the cell wall of certain bacteria and has strong immune-stimulating properties because of its interaction with TLR4. DCs are the most potent antigen-presenting cells and have TLR4 receptors on their surface, the activation of which has several important aspects:

•
a strong immune response whereby DCs are activated and can express antigens, as well as secrete a number of inflammatory cytokines that lead to the activation of immune cells, in particular naive CD4 and CD8 T cells;

•	overcoming the immunosuppressive tumor microenvironment by activating DCs, T cells and natural killer cells;

•	when accompanied by an antigen in protein form, generation of a strong, antigen-specific adaptive immune response characterized by Th 1-type CD4 T cells; and

•	reversal of an allergic immune response to a state of attenuated immune reactivity towards the allergen.

We own or control rights to multiple formulations of GLA. In addition, in December 2015, we obtained certain rights, including in all oncology indications, to another synthetic TLR4 agonist referred to as SLA. The combination of a selected antigen with a formulation of choice makes GLAAS a potentially broad platform for a wide range of therapeutic applications.
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
Therapeutic Applications Outside Oncology
Although immuno-oncology development is robust with therapies for an estimated 10 liquid and 18 solid tumors in development and with a market for immuno-oncology therapies projected to approach $35 billion by 2023, the broader market for immunotherapy applications also includes infectious and allergic diseases. The worldwide infectious diseases vaccine market garnered approximately $30 billion in sales in 2014 and the market for allergy therapies and diagnostics is projected to reach $41 billion by 2022. Beyond oncology, we believe our technologies offer several promising applications in the fields of infectious and allergic diseases. We have been executing on our strategy to partner the use of our GLAAS platform in individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream revenue while preserving growth opportunity in the future.
Infectious Diseases
Historically, antigens have been used with sub-optimal immune adjuvants and have mainly focused on generating antibodies, which have been limited by low affinity and a narrow spectrum of activity. We believe using GLA, a novel molecular adjuvant, combined with infectious disease antigens will boost pre-existing T cells and trigger a broad antibody response, allowing for diverse antigen recognition. To date, GLA has been studied in human clinical trials involving over 1,400 subjects. The results of these trials that we have reviewed to date support the finding of increased magnitude and breadth of the antibody response.
We have a preclinical vaccine product candidate called G103 to treat herpes simplex virus type 2, or HSV2. G103 consists of several recombinantly expressed proteins adjuvanted with a specific formulation of GLA. In October 2014, we announced a collaboration with Sanofi Pasteur, the vaccines division of Sanofi, to develop G103 along with additional assets contributed by us and Sanofi Pasteur. In addition to the G103 program, we have granted licenses under the GLAAS platform to partners developing a range of infectious disease vaccines, including licenses to MedImmune LLC in the field of respiratory syncytial virus and in a second, undisclosed indication.
Allergic Diseases
We believe allergic diseases represent an exciting area for the application of GLAAS. Allergies to pollen or food often occur because of aberrant immune reactions, which are characterized by helper T cells producing signals that induce other immune cells to cause the allergy symptoms. We have a large set of preclinical data demonstrating that certain formulations of GLAAS, when given prophylactically or therapeutically with or without the allergen, can shift the responses in a way that results in significant protection from allergy symptoms. In essence, the immune system can be taught to redirect the T cells to respond in better ways. In August 2014, we announced a licensing agreement with Sanofi pursuant to which we granted Sanofi the right to use the GLAAS platform to develop therapeutic agents to treat peanut allergies. Sanofi is conducting a Phase 1 clinical trial under this agreement applying our GLAAS platform with its novel therapeutic candidate.
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
The patients without a strong, pre-existing CTL response is also not expected to benefit from checkpoint inhibitors alone. We believe our technologies have the potential to convert this group into a robust CTL response-type group and enable them to respond to checkpoint inhibitors.
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
Our synthetic process for the manufacture of bulk GLA is a trade secret, and we retain control and ownership of this process. Our CMOs also perform release and stability testing on the bulk GLA. The scale of the GLA synthetic manufacturing process is adequate to support commercial production for our product candidates.
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
Patents
ZVex
We are the owner or exclusive licensee to proprietary patent positions related to our ZVex platform. Our patent portfolio includes a patent family licensed from the California Institute of Technology, or Caltech, and is directed to our dendritic cell targeting lentiviral vector platform technology. This patent family includes patents granted domestically and in Europe, Australia, China, Japan and South Africa and has granted claims that include composition of matter claims to our lentiviral vector and packaging cells as well as methods of using our lentiviral vector to elicit an immune response against a target antigen of interest and methods of preparing our lentiviral vector.
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

We exclusively license one patent family from the University of North Carolina at Chapel Hill, or UNC Chapel Hill, directed to a specific component of our lentiviral vectors, with a patent granted in Japan and patent applications pending in the United States, Europe and Japan.
Together, we own or license eight issued U.S. patents, sixteen granted foreign patents and numerous pending U.S. and foreign patent applications related to our ZVex platform. We also own a granted patent in the U.S., three granted foreign patents and pending domestic and foreign patent applications directed to methods of using our lentiviral vectors in combination with our GLAAS platform.
Granted patents directed to our lentiviral vectors have expiration dates ranging from 2027 to 2032, not giving effect to any potential extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The 20-year projected expiration dates for our pending patent applications range from 2027 to 2037, not giving effect to any potential extensions and assuming payment of all associated fees.
GLAAS
We license exclusive rights to four granted U.S. patents and several granted foreign patents from the Infectious Disease Research Institute, or IDRI, directed to antigen-containing vaccine formulations containing GLA, medical uses of the formulations to generate antigen-specific immune response for cancer, infectious disease and autoimmune disease antigens and medical uses for generating an immune response by administering pharmaceutical compositions containing GLA. The license rights from IDRI include patents in the United States, Europe, Australia, China, Japan and Hong Kong. We own two granted U.S. patents and own or license numerous additional pending domestic and foreign patent applications directed to our GLAAS platform. Key patents and pending applications in our portfolio are directed to vaccine compositions and uses of compositions containing GLA in a variety of disease indications including cancer, infectious diseases and allergy. We also own a granted U.S. patent and pending domestic and foreign patent applications directed to G103.
Our granted patents directed to the GLAAS platform will expire in 2027, with one U.S. patent that will expire in early 2028 due to patent term adjustment, not giving effect to any potential extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The 20-year projected expiration dates for our pending patent applications range from 2027 to 2035, not giving effect to any potential extensions and assuming payment of all associated fees.
We require employees, consultants, advisors and collaborators to enter into agreements with appropriate confidentiality and intellectual property provisions standard for the industry.
Licensing Agreements
We have in-licensed intellectual property related to our discovery platform technologies, including the following:
Exclusive License Agreement with Caltech
In January 2009, we entered into an exclusive license agreement with Caltech, pursuant to which we obtained a worldwide, exclusive license under certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies, with the right to sublicense. In September 2008, we exercised an option to expand the field of use to include human cancer applications. Additionally, we have a non-exclusive, sub-licensable worldwide license to unpatented know-how related to the licensed patents. Under the license agreement, we are obligated to use diligent commercial efforts to develop and commercialize licensed products and to make them available to the developing world.
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
License Agreement with TheraVectys SA
In October 2016, we entered into a license agreement with TheraVectys SA, or TVS, pursuant to which we received a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. The license agreement was entered into simultaneously with a settlement agreement resolving litigation brought by TVS against us related to our use of a third party contract manufacturing organization, Henogen, for the manufacture of our LV305 product candidate. TVS alleged that its contractual relationship with Henogen contained an exclusivity provision limiting Henogen’s ability to participate in the manufacturing process of a vaccine based on lentiviral DNA Flap vectors for third parties, as well as a provision preventing Henogen from sharing or using certain TVS confidential technology for manufacturing processes. We resolved the TVS allegations pursuant to the settlement agreement, and we additionally received certain present and future intellectual property rights under the license agreement, including, among other things, a sublicense to certain patent rights licensed by TVS from the Institut Pasteur.
We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $5.75 million, except that the first two milestones payments are waved for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, including LV305/CMB305, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property.
The term of the license agreement expires upon the last to expire valid patent claim that is licensed to us. The license agreement may also be terminated by either party for customary reasons, such as an uncured material breach by the other party, or the other party’s insolvency. We may terminate the license agreement upon thirty days’ prior written notice to TVS.
Second Amended and Restated License Agreement with the Infectious Disease Research Institute
In December 2015, we entered into a second amended and restated license agreement with IDRI, pursuant to which we license certain patent rights, know-how and technologies relating to our GLAAS discovery platform, including products and formulations containing GLA and another synthetic TLR4 agonist referred to as SLA. The original license agreement with IDRI was entered into in July 2008, and the first restated agreement was entered into with IDRI in November 2010. We also entered into a separate agreement with IDRI in November 2015 to license a related patent in the field of cancer. The patent rights licensed from IDRI are directed to GLA and SLA, compositions and formulations that include these molecules, and methods of using these compositions to elicit or enhance an immune response. The licensed patent rights cover all of our GLAAS platform products in clinical development. Under the license agreement, we generally obtained an exclusive license in the fields of oncology, allergy, addiction and select infectious disease indications, which vary depending on the licensed GLA or SLA product. In addition, we have an option to obtain additional exclusive licenses in select infectious disease indications for GLA and SLA products. IDRI has retained exclusive rights with respect to infectious diseases and other indications not licensed to us. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products to which we have exclusive rights. We and IDRI are not permitted to sell or transfer GLA or SLA outside our respective exclusive fields.
For the years ended December 31, 2016, 2015 and 2014, we have paid IDRI $925,000, $2.9 million and $500,000 in upfront and annual fees, milestone fees, sublicensing fees and financial support of continuing research on GLA to IDRI, and issued shares of our common stock to IDRI. We are obligated to pay IDRI in aggregate up to $2.3 million and $1.1 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop based on the achievement of certain developmental and regulatory milestones. We are obligated to pay IDRI a low single-digit royalty on net sales of licensed products that varies according to the product and indication, as well as a percentage share of any payments that we receive from sub-licensees, ranging from the low double-digits to the middle single-digits. Our royalty obligations continue for the life of the relevant licensed patents or 12 years after the first commercial sale of a licensed product, whichever is longer. Currently, we expect that the last-to-expire licensed patent in the United States will expire in 2028 with respect to GLA products and 2032 with respect to SLA products.
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
License and Collaboration Agreements
Exclusive License Agreements with MedImmune
We are parties to two separate license agreements with MedImmune LLC, or MedImmune, each dated October 2010, pursuant to which we granted MedImmune a worldwide, sub-licensable, exclusive license use GLA to develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval.
Under each license agreement, depending on the infectious disease indication, if certain development regulatory and commercial milestones are achieved, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million. We recognized zero, $2.5 million, $1.0 million in revenue for the achievement of development milestones under these license agreements for the twelve months ended December 31, 2016, 2015 and 2014, respectively. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sub-licensees and a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under our license agreement with IDRI, we are obligated to share with IDRI a percentage of payments received from third-party licensees, including MedImmune. MedImmune’s royalty obligations will continue, on a country-by-country basis, for at least 10 years after the first commercial sale of the first licensed product in the applicable country and will continue on a country-by-country and product-by-product basis, for the life of the licensed patents that cover the sale of the applicable product in the applicable country.
Each of our license agreements with MedImmune will remain in effect until the later of October 2060 or the expiration of MedImmune’s payment obligations. MedImmune may terminate any of the license agreements at any time with advance written notice. We or MedImmune may terminate any of the license agreements in case of the other party’s uncured material breach or upon certain insolvency events.
Exclusive License Agreement with Sanofi
In August 2014, we granted Sanofi an exclusive license to use the GLAAS platform to discover, develop and commercialize products to treat peanut allergy. For the years ended December 31, 2016, 2015 and 2014, we recognized $7.0 million, $1.0 million, and $3.5 million in revenue, respectively, and as of December 31, 2016 we are eligible to receive additional development and commercialization milestones totaling US $160.0 million, as well as tiered royalties on sales of approved products. In September 2016, Sanofi paid us $7.0 million in milestone revenue upon initiating a Phase 1 clinical trial with its novel therapeutic candidate for the treatment of peanut allergy and using our GLAAS platform under this license agreement.

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

Biologics Marketing Approval
The process required by the FDA before biologics may be marketed in the United States generally involves nonclinical laboratory and animal tests; submission of an IND application, which must become effective before clinical trials may begin; adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic for its intended use or uses; pre-approval inspection of manufacturing facilities and clinical trial sites; and FDA approval of a Biologics License Application, or BLA, which must occur before a biologic can be marketed or sold.
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

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of biologics. While doctors may prescribe any product approved by the FDA for any use as long as consistent with any REMS restrictions, if applicable, a company can only make claims about a product that are consistent with its FDA approval, and the Company is allowed to market a drug only for the particular use approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, untitled or warning letters, corrective advertising requirements, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which a company promotes or distributes drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, or OIG, as well as state authorities, recently have increased their scrutiny of the promotion and marketing of drugs.
Finally, post-approval modifications to a licensed biological product, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, to be submitted in a new or supplemental BLA, which would require FDA review and approval.
Biologics Price Competition and Innovation Act of 2009
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the Public Health Service Act to create a licensure framework for biosimilar products, or biosimiliars, which could ultimately subject our biological product candidates to competition from biosimiliars. Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic that is “biosimilar to” an already licensed biologic, or reference product. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively, by relying to some extent on the FDA’s previous review and approval of the reference biologic to which the proposed product is biosimilar.
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
FDA Regulation of Companion Diagnostics
As part of our clinical development plans, we are exploring the use of a companion diagnostic to identify patients most likely to respond to CMB305. Companion diagnostics are classified as medical devices under the Federal Food, Drug, and Cosmetic Act in the United States. In the United States, the FDA regulates the medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution, and post-market surveillance of medical devices. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA.
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain a PMA simultaneously with approval of the drug. Based on the draft guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require a PMA for one or more companion diagnostics to identify patient populations suitable for CMB305. The review of these companion diagnostics in conjunction with the review of our product candidates involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.
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
The market for any product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually establishes coverage and reimbursement policies, obtaining coverage and adequate reimbursement can be a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval will be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective by third-party payors. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.
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
We are subject to complex laws pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, the federal Physician Payments Sunshine Act and other state and federal laws.
The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation, or collectively, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.
The federal False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Private “qui tam” actions may be brought by individual whistleblowers in the name of the government. Many pharmaceutical and other healthcare companies have faced investigations and private lawsuits and, in many cases, have agreed to significant and burdensome settlements under these laws for a variety of allegedly improper promotional and marketing activities, including inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal False Claims Act violations may result in significant civil monetary penalties, including three times the damages incurred by the government from the violation. The majority of U.S. states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, and in some states, apply regardless of the payor. The federal False Statements Statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters. The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, impose obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
The federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of products for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to track payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and to publicly report such data. Manufacturers subject to the Open Payments Program must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.
Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes and have privacy laws that may be more stringent that HIPAA.
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal and civil monetary penalties, damages, fines, individual imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
In March 2010, the Affordable Care Act was enacted, which includes measures that have or will significantly change health care delivery and financing by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical and medical device industries are the following:

•
The Affordable Care Act increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program from 15.1% to 23.1% and from 11% to 13% of the average manufacturer price, or AMP, for most branded and generic drugs and biologic agents, respectively. The Affordable Care Act also added a rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products and potentially impacted manufacturers’ Medicaid Drug Rebate liability by modifying the statutory definition of AMP. The Affordable Care Act also expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and by expanding the population potentially eligible for Medicaid drug benefits.

•
On February 1, 2016, the Centers for Medicare and Medicaid Services, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016.

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

•
The Affordable Care Act established the Physician Payments Sunshine Act (as referenced above), which requires pharmaceutical and medical device manufacturers to track and report annually certain financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or other transfers of value” made or distributed to such entities, and it requires applicable manufacturers and applicable group purchasing organizations to report annually any ownership and investment interests held by physicians and certain other healthcare providers and their immediate family members by the 90th day of each calendar year.

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

•
The Affordable Care Act created the Independent Payment Advisory Board which, if and when empaneled, will have authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•
The Affordable Care Act established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed.
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
Other Legislative Changes and Regulations
Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Employees
As of December 31, 2016, we had 50 full-time employees and 1 part-time employee. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the years ended December 31, 2016, 2015 and 2014, we reported net losses of $53.5 million, $39.4 million and $34.2 million, respectively. As of December 31, 2016, we had an accumulated deficit of $183.7 million.
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
Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the OIG, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved, or off-label, uses, may be subject to enforcement letters, inquiries and investigations, as well as civil and criminal sanctions. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.
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
We may encounter unforeseen challenges because the viral vector used in LV305 and CMB305 was constructed from genetic sequences, some of which were derived from HIV.
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
We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.
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
In March 2010, then President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting purposes. This could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The Affordable Care Act further created a separate AMP for certain categories of drugs generally provided in non-retail outpatient settings. The legislation also expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase.
The Affordable Care Act also imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Furthermore, this law changed the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to certain eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D. On February 1, 2016, the Centers for Medicare and Medicaid Services, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016.
Additionally, the Affordable Care Act created a new licensure framework for follow-on biologic products. The Affordable Care Act also created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with providing funding for such research. Additionally, the Affordable Care Act created the Independent Payment Advisory Board, which, if and when empaneled, has the authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law, even if Congress does not act on the recommendation.
Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the Affordable Care Act. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Car Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable

Care Act that are repealed. We cannot predict how the Affordable Care Act, its possible repeal, or any legislation that may be proposed to replace the Affordable Care Act will impact our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction. The legislation’s automatic reduction to several government programs was triggered. This includes aggregate reductions to Medicare payments to providers, on average, of up to 2% through 2025. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, and Public Law 113-82, enacted on February 15, 2014, expanded sequestration through fiscal year 2024. These cuts will remain in effect unless Congress repeals or amends the reductions in future legislation. Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing. More recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
Moreover, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or that are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. In the European Union, the Falsified Medicines Directive imposes similar requirements which are expected to add materially to product costs.
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
We expect healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and exert downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate sufficient revenue, attain profitability or successfully commercialize our products. The full impact of these new laws, as well as laws and other reform measures that may be proposed and adopted in the future, remains uncertain, but may continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs, which could have a material adverse effect on our business operations.

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
While we currently hold $10.0 million in products liability insurance coverage related to our clinical trials, this may not adequately cover all liabilities that we may incur. We also may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise in the future. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates, but we may be unable to obtain commercially reasonable product liability insurance. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and financial condition.
Our relationships with healthcare providers, physicians, customers and third-party payors will be subject to applicable transparency, anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct clinical research and market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the Physician Payments Sunshine Act (federal Open Payments program), created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to the HHS ownership and investment interests held by physicians (as defined above) and their immediate family members;

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

•
HIPAA imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, also imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
We have entered into exclusive licenses and development agreements with MedImmune pursuant to which we have granted MedImmune exclusive licenses to use our GLAAS discovery platform to develop and commercialize product candidates relating to certain infectious diseases. We also have entered into an exclusive license agreement with Sanofi for use of our GLAAS discovery platform to develop therapeutic agents to treat peanut allergy and a collaboration agreement with Sanofi Pasteur for the development of a herpes simplex virus immune therapy. We cannot control whether or not these partners will devote sufficient time and resources to the ongoing clinical and preclinical programs or whether these partners will fulfill their obligations under the agreements. The product candidates developed pursuant to these agreements may not be scientifically, medically or commercially successful.

In addition, we could be adversely affected by:

▪	our partners’ failure to timely perform their obligations under our agreements;

▪	our partners’ failure to timely or fully develop or effectively commercialize the product candidates; and

▪	a material contractual dispute between us and our partners.
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
As of December 31, 2016, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 68% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the year-ended December 31, 2016 was approximately 100,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters, where we have office and laboratory space, are in Seattle, Washington. In January 2016, we entered into a lease agreement for approximately 20,133 square feet of office and laboratory space in Seattle, Washington, which includes and expands upon the space we previously subleased for our headquarters. This new lease commenced on January 1, 2017. The term of the new lease is five years, with an option to extend the lease term for an additional three years.
We also lease 9,640 square feet of office space in South San Francisco, California. This lease expires in January 2020, with an option to extend the lease for an additional five years. We believe that our existing facilities are sufficient for our current needs.
Item 3. Legal Proceedings
TheraVectys SA v. Immune Design Corp.
On October 17, 2016, we entered into a Settlement Agreement and a License Agreement with TheraVectys SA (TVS) obtaining certain present and future intellectual property rights and resolving the litigation that TVS initiated against us in the Chancery Court of the State of Delaware in July 2014, as well as related claims and counterclaims. In the proceeding, TVS had alleged that it had entered into a contractual relationship with Henogen SA (Henogen) in 2010 with respect to the production of lentiviral vector vaccines for TVS. Henogen is a contract manufacturing organization with which we contracted for the manufacture of our LV305 product candidate. TVS alleged that its contractual relationship with Henogen contained an exclusivity provision limiting Henogen’s ability to participate in the manufacturing process of a vaccine based on lentiviral DNA vectors for third parties, as well as a provision preventing Henogen from sharing or using certain TVS confidential technology for manufacturing processes developed by TVS with or for the benefit of others. TVS alleged that we entered into a contractual relationship with Henogen in 2012 to manufacture lentiviral vectors for vaccines, which TVS contends interfered with its contract with Henogen and resulted in the use of certain TVS confidential information and trade secrets. In addition, the complaint alleged that we obtained shipments of lentiviral vectors for vaccines from Henogen and conducted clinical trials with these lentiviral vectors. The complaint asserted four counts for relief: tortious interference with contractual relationship, unfair competition, misappropriation of trade secrets, and unjust enrichment. Claimed damages were not specified.
Under the Settlement Agreement, TVS agreed to dismiss all pending litigation brought by TVS against us and to withdraw patent opposition proceedings (EPO Proceeding) brought by TVS against our European Patent No EP 2 456 786 (EU Patent). Also under the Settlement Agreement, both parties agreed to a broad release of claims against one another based on acts or omissions arising out of the litigation, or the facts and circumstances giving rise to the litigation. Neither party made any admission of liability or wrongdoing under the Settlement Agreement.
As a non-contingent fee for a license to certain present and future intellectual property of TVS, and in consideration for the settlement of all claims and disputes between the parties, we have paid $6.0 million into an escrow account (Escrowed Payment), and we have also agreed to pay $1.25 million to TVS if and when we raise $25.0 million, in the aggregate, through equity sales, debt or licensing revenue. The Escrowed Payment will be disbursed to TVS as follows: (a) fifty percent (50%) when (i) Institut Pasteur consents to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from Institut Pasteur and (ii) the litigation in the United States and Belgium has been dismissed; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remains unchanged (Escrow Conditions); provided, that the events described in item (a) are a condition to the release of any portion of the Escrowed Payment to TVS, and delays in satisfying the Escrow Conditions may potentially result in a reduction of the amount of the Escrowed Payment that is disbursed to TVS. Currently, we believe that items (a)(i) and (b) of the Escrow Conditions have been satisfied.

In addition, the License Agreement provides us with a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS. For licensed products developed under the License Agreement, we would be obligated to pay certain development and commercial milestones and royalties. See the section titled “Business−Licensing Agreements− License Agreement with TheraVectys SA” for additional information pertaining to the License Agreement.
European Patent Opposition
In February 2013, a third party filed an opposition at the European Patent Office (EPO) requesting revocation of European Patent No. 2068918 directed to GLA formulations and uses. This patent is owned by Infectious Disease Research Institute (IDRI) and under license to us. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent have filed a notice of appeal, and the outcome of an appeal to this proceeding will not be known for several years.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock has been listed on The NASDAQ Global Market under the symbol “IMDZ” since July 24, 2014. Prior to July 24, 2014, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

Year Ended December 31, 2016:	High	Low
Fourth Quarter	$8.75	$4.50
Third Quarter	$8.44	$6.02
Second Quarter	$16.94	$7.52
First Quarter	$19.91	$7.90

Year Ended December 31, 2015:	High	Low
Fourth Quarter	$23.55	$10.53
Third Quarter	$27.39	$10.17
Second Quarter	$29.49	$19.34
First Quarter	$36.32	$20.63
As of March 1, 2017, we had 25,439,857 shares of common stock outstanding held by approximately 20 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

$100 investment in stock or index	July 24, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Immune Design (IMDZ)	$100.00	$255.44	$166.64	$45.64
NASDAQ Composite Index (IXIC)	$100.00	$105.90	$111.97	$120.37
NASDAQ Biotechnology Index (NBI)	$100.00	$118.82	$132.45	$103.73
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

We expect to use remaining net proceeds from the IPO: (i) to fund our randomized Phase 2 clinical trials of CMB305; (ii) to fund our Phase 1b/2 clinical trial of G100 in patients with follicular non-Hodgkin Lymphoma; and (iii) for working capital and general corporate purposes. As of December 31, 2016, we have used approximately $57.2 million of the net offering proceeds primarily to fund clinical development of our product candidates, litigation, legal and administration expenses to fund the growth of our operations.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	YEARS ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)

Statements of Operations Data:
Total revenues	$13,260	$9,510	$6,433	$1,599	$2,960
Operating expenses:
Cost of product sales	481	774	638	669	1,518
Research and development	45,134	33,087	22,746	11,554	8,604
General and administrative	21,859	15,134	12,927	4,433	3,713
Total operating expenses	67,474	48,995	36,311	16,656	13,835
Loss from operations	(54,214)	(39,485)	(29,878)	(15,057)	(10,875)
Interest and other income (expense)	684	40	4	37	35
Change in fair value of convertible preferred stock warrant liability	—	—	(4,277)	(955)	—
Net loss attributable to common stockholders	$(53,530)	$(39,445)	$(34,151)	$(15,975)	$(10,840)
Basic and diluted net loss per share attributable to common stockholders (1) (2)	$(2.47)	$(2.06)	$(4.56)	$(43.48)	$(30.43)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders (1) (2)	21,638,468	19,155,918	7,494,790	367,437	356,215

(1)
See Note 3 of our consolidated financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

(2)
See Note 13 of our consolidated financial statements included elsewhere herein for disclosure related to common stock issuances and net proceeds from our initial public offering in July 2014 and our follow-on public offering in May 2015.

	AS OF DECEMBER 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,214	$112,921	$75,354	$30,387	$12,762
Working capital	94,818	108,449	66,035	28,695	11,068
Total assets	114,495	116,145	78,383	30,965	14,252
Convertible preferred stock warrant liability	—	—	—	3,336	—
Convertible preferred stock	—	—	—	81,394	51,726
Total stockholders’ equity (deficit)	95,176	108,993	66,346	(55,834)	(40,120)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have designed our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells to fight cancer via distinct mechanisms. Our two lead product candidates, CMB305 and G100, utilize different immuno-oncology approaches that, we believe, address the shortcomings of existing therapies and have the potential to treat a broad patient population either as individual therapies or in combination with other mechanisms of action. We have also been executing a strategy to partner individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream economics while preserving growth opportunity in the future..
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
Our net loss was $53.5 million, $39.4 million and $34.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $183.7 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will significantly increase as we:

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
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Upon execution of the agreement, we received a $3.5 million upfront payment, recognized as revenue during the year ended December 31, 2014. The agreement provides for additional payments based upon the achievement of certain development and commercialization milestones, and tiered royalties on sales of approved products. We recognized milestone revenue of $7.0 million, $1.0 million and $3.5 million associated with the license agreement for the years ended December 31, 2016, 2015 and 2014, respectively.
In October 2010, we entered into three separate license agreements with MedImmune pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. MedImmune paid us upfront payments under the license agreements in 2010. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under each license agreement, MedImmune is obligated to make additional payments based on the achievement of certain developmental, regulatory and commercial milestones for the licensed indication. We recognized milestone revenue of zero, $2.5 million and $1.0 million associated with the license agreements for the years ended December 31, 2016, 2015 and 2014, respectively. MedImmune is also obligated to pay us a low double-digit percentage share of any non-royalty payments that it receives from sublicensees and mid single-digit royalty payments on net sales of licensed products, which royalty is subject to reduction under certain circumstances.
From time to time, we also enter into non-exclusive license arrangements, material transfer agreements or option agreements with respect to GLA in specified non-oncology indications. The parties with whom we contract are in certain cases obligated to make additional payments based on achievement of milestones.
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus, or HSV, immune therapy. Sanofi Pasteur and Immune Design will each contribute product candidates to the collaboration: Sanofi Pasteur will contribute HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and Immune Design will contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging Immune Design’s GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any licensed product developed from the collaboration. For the years ended December 31, 2016, 2015 and 2014, we recognized $4.6 million, $4.2 million and $1.1 million, respectively, in collaborative revenue associated with payments received by Sanofi for development costs incurred to date for our development of G103.
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

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
	(in thousands)

Direct research and development expense by platform:
ZVex	$15,465	$14,262	$7,934
GLAAS	5,298	4,883	6,685
G103	4,432	3,911	999
Other	—	—	115
Total direct research and development program expense	25,195	23,056	15,733
Indirect research and development expense by type:
Personnel related costs	11,591	8,334	5,538
Research and development supplies and services	6,531	653	741
Allocated facility, equipment, travel and other expense	1,817	1,044	734
Total indirect research and development expense	19,939	10,031	7,013
Total research and development expense	$45,134	$33,087	$22,746
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

Results of Operations
Comparison of Years Ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	YEARS ENDED DECEMBER 31,		INCREASE/ DECREASE
	2016	2015
	(in thousands)
Total revenues	$13,260	$9,510	$3,750
Operating expenses:
Cost of product sales	481	774	(293)
Research and development	45,134	33,087	12,047
General and administrative	21,859	15,134	6,725
Total operating expenses	67,474	48,995	18,479
Loss from operations	(54,214)	(39,485)	(14,729)
Interest and other income	684	40	644
Net loss attributable to common stockholders	$(53,530)	$(39,445)	$(14,085)
Total Revenues and Cost of Product Sales
The $3.8 million increase in total revenues was primarily attributable to a $3.5 million increase in licensing revenue as a result of the $7.0 million milestone revenue recognized under our License Agreement with Sanofi during the year ended December 31, 2016 compared to $3.5 million in licensing revenue recognized in the same period in prior year. In addition, we had a $0.5 million increase in collaboration revenue related to the timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. These increases were partially offset by a $0.2 million decrease in product sales related to the timing of product shipments to our collaboration partners.
Research and Development Expenses
The $12.0 million increase in research and development expense was primarily attributable to an increase of $9.2 million in our clinical trials costs related to the continuing advancement of our Phase 1 and Phase 2 clinical trials, an increase of $3.3 million in personnel-related expenses which was primarily due to an increase in compensation and benefits and higher stock-based compensation as a result of an increase in research and development headcount to support our advancing research and clinical pipeline, an increase of $0.8 million in professional services, research and development supplies and services, facility-related and travel and entertainment expenses as a result of the increase in activity in our research and development and clinical trials activity, and an increase of $0.4 million in license and royalty fees due to other third parties. These increases were partially offset by a decrease of $1.8 million in our ongoing contract manufacturing and process development programs due primarily to the timing of when services are completed and performed.
General and Administrative Expenses
The $6.7 million increase in general and administrative expense was primarily attributable to the $5.85 million litigation-related settlement recorded during the year ended December 31, 2016, as part of our Settlement Agreement with TVS. In addition, we had an increase of $0.8 million in personnel related expenses due to a slight increase in headcount to support operations and higher stock-based compensation expense.

Comparison of Years Ended December 31, 2015 and 2014
The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014:

	YEARS ENDED DECEMBER 31,		INCREASE/ DECREASE
	2015	2014
	(in thousands)
Total revenues	$9,510	$6,433	$3,077
Operating expenses:
Cost of product sales	774	638	136
Research and development	33,087	22,746	10,341
General and administrative	15,134	12,927	2,207
Total operating expenses	48,995	36,311	12,684
Loss from operations	(39,485)	(29,878)	(9,607)
Interest and other income	40	4	36
Change in fair value of convertible preferred stock warrant liability	—	(4,277)	4,277
Net loss attributable to common stockholders	$(39,445)	$(34,151)	$(5,294)
Total Revenue and Cost of Product Sales
The $3.1 million increase in total revenues was primarily attributable to a $3.1 million increase in collaboration revenue related to our HSV-2 collaboration with Sanofi Pasteur that was initiated in the fourth quarter of 2014. Additionally there was an increase of $1.0 million in GLA product sales. These increases were partially offset by a $1.0 million decrease in license revenue related to timing and scope of development milestones in our collaborations with Sanofi for peanut allergy and Medimmune for RSV vaccination.
Research and Development Expenses
The $10.3 million increase in research and development expense was primarily attributable to advancing our clinical pipeline and our collaboration agreements. Clinical trials increased by $2.5 million related to advancement of our CMB305 and sarcoma programs. Contract services and supplies increased by $2.6 million related to the continued advancement of our collaboration with Sanofi Pasteur which began in the fourth quarter of 2014 and licensing costs increased by $2.2 million primarily related to our amended agreements with IDRI for rights to GLA and SLA, of which we paid a $2.5 million upfront payment in December 2015. Additionally, there were increases of $0.3 million in facility-related expenses and $2.9 million in personnel-related expenses, primarily related to an increase in headcount to support our advancing clinical pipeline and higher stock-based compensation expense associated primarily with the increased fair value of our common stock.
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
Liquidity and Capital Resources
Since our inception through December 31, 2016, we have raised or earned a total of $295.0 million in cash, including:

•	$256.5 million from the sale of our common stock, convertible preferred stock and warrants and the exercise of the warrants in connection with our IPO;

•	$21.3 million from the licensing of our technology;

•	$9.8 million from our collaboration agreements; and

•	$7.4 million primarily from GLA sales.

In September 2016, we completed an underwritten follow-on public offering, which resulted in the sale of 4,800,000 shares of our common stock to the public at a price of $6.25 per share. We sold an additional 426,369 shares when our underwriters exercised a portion of their option to purchase additional shares at $6.25 per share. We received net proceeds from the offering of $30.3 million (inclusive of the exercise of a portion of the underwriters’ option to purchase additional shares), after deducting underwriting discounts and commissions and estimated expenses totaling $2.4 million.
In April 2015, we closed an underwritten public offering of 3,000,000 shares of our common stock at a price of $26.50 per share. In May 2015, we sold an additional 47,409 shares directly to our underwriters when they exercised a portion of their option to purchase additional shares at $26.50 per share. We received net proceeds of $75.4 million (inclusive of the exercise of a portion of the underwriters’ option to purchase additional shares), after underwriting discounts and commissions and offering expenses totaling $5.4 million.
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
As of December 31, 2016, we had cash and cash equivalents, short-term investments and other receivables totaling $110.4 million. In addition to our existing cash and cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and short-term investments as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(35,740)	$(37,801)	$(20,669)
Net cash used in investing activities	(62,421)	(427)	(344)
Net cash provided by financing activities	30,454	75,795	65,980
Net Cash Used in Operating Activities
Net cash used in operating activities was $35.7 million for the year ended December 31, 2016 and consisted primarily of our net loss of $53.5 million, offset by non-cash charges of $9.3 million for stock-based compensation expense and $0.4 million for depreciation and amortization, and the net increase in cash provided by changes in operating assets and liabilities of $10.4 million.
Net cash used in operating activities was $37.8 million for the year ended December 31, 2015 and consisted of our net loss of $39.4 million offset by non-cash charges of $0.2 million for depreciation and amortization and $6.3 million for stock-based compensation expense. The net decrease in cash used from changes in operating assets and liabilities was $4.9 million.
Net cash used in operating activities was $20.7 million for the year ended December 31, 2014 and consisted of our net loss of $34.2 million offset by non-cash charges of $0.2 million for depreciation and amortization, $1.3 million for stock-based compensation expense, and a $4.3 million non-cash loss for the revaluation of convertible preferred stock warrant liabilities. The net increase in cash provided by changes in operating assets and liabilities was $7.7 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $62.4 million for the year ended December 31, 2016 and consisted primarily of our purchase of $102.3 million in short-term investments in U.S. Treasury securities and $0.1 million for the purchase of property and equipment, primarily lab equipment to support research and development efforts, partially offset by $40.0 million in maturities of these investments.
Net cash used in investing activities was $0.4 million and $0.3 million for the years ended December 31, 2015 and 2014 and primarily relates to the purchase of property and equipment, primarily lab equipment to support research and development efforts.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $30.4 million for the year ended December 31, 2016 and consisted primarily of $30.3 million in net proceeds from our follow-on offering in September 2016, and $0.1 million in cash received for the exercise of stock options and purchase of ESPP shares.

Net cash provided by financing activities was $75.8 million for the year ended December 31, 2015 and consisted primarily of $75.4 million in net proceeds received from our secondary offering in April 2015, and $0.4 million in cash received for the exercise of stock options and purchase of ESPP shares.
Net cash provided by financing activities was $66.0 million for the year ended December 31, 2014 and consisted primarily of $57.8 million in net proceeds from the IPO in July 2014, and $8.1 million from the cash exercise of the preferred stock warrants.
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of December 31, 2016:

CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
	(in thousands)
Operating leases (1)	6,862,518	1,448,393	3,011,298	2,402,827	—
Total obligations	$6,862,518	$1,448,393	$3,011,298	$2,402,827	$—

(1)
Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2016, for our facilities in Seattle, Washington and South San Francisco, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. We were required to provide a $121,000 letter of credit as a security deposit on our lease for facilities in South San Francisco, of which no funds had been drawn down as of December 31, 2016. In addition, we provided a $200,000 letter of credit as a security deposit on our lease for facilities in Seattle, which commenced on January 1, 2017. See Note 10 to our consolidated financial statements appearing elsewhere in this report for further discussion of our leases.

The contractual obligations table above does not include any potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which could total up to $8.8 million in aggregate payments for our clinical supply agreement with NanoPass Technologies LTD (NanoPass), up to $5.8 million in aggregate payments for each licensed product for our license agreement with TheraVectys SA (TVS) and up to $2.0 million aggregate payments for ZVex products we develop. Additionally, we could owe additional payments to IDRI of up to $2.3 million and $1.1 million, respectively, for the first and each subsequent exclusive licensed GLA/SLA product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed GLA/SLA product we develop. It also does not include any potential future royalty payments we may be required to make under our licensing agreements as described in Note 10 to our consolidated financial statements appearing elsewhere in this report.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this report, we believe that the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income or loss that are excluded from net loss. For the year ended December 31, 2016, other comprehensive loss consists of unrealized losses on our available-for-sale securities. For the years ended December 31, 2015 and 2014, there was no difference between comprehensive loss and net loss.
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
Accrued Liabilities
Accrued liabilities represent accrued compensation including vacation accruals, unearned revenue and accrued expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued professional services and research and development expenses. This process involves reviewing contracts and vendor agreements, communicating with our applicable personnel to identify services that have been performed on our behalf. We estimate the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us.
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
In April 2014, we amended the warrants to provide for their automatic net exercise if the IPO price exceeded the exercise price, immediately prior to the closing of the IPO. In July 2014, immediately prior to the closing of the IPO, warrants representing 996,940 shares of common stock were exercised for $8.1 million in cash and warrants representing 978,592 shares of common stock were automatically net exercised for a total of 311,923 shares of common stock. Upon exercise of the warrants, the convertible preferred stock warrant liability was reclassified to stockholders’ equity (deficit).
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
Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Employee:
Research and development	$3,923	$2,034	$421
General and administrative	5,029	3,810	703
Non-Employee:
Research and development	268	205	216
General and administrative	63	248	4
Total stock-based compensation expense	$9,283	$6,297	$1,344
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

▪	The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
The assumptions that we used in the Black-Scholes option pricing model are set forth below:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Weighted-average estimated fair value	$10.07	$15.65	$9.32
Risk-free interest rate	1.10% - 2.39%	1.50% - 1.86%	1.54% - 2.16%
Expected term of options (in years)	5.50 - 9.46	5.50 - 6.08	5.50 - 6.75
Expected stock price volatility	77% - 93%	77% - 91%	90% - 93%
Expected dividend yield	—%	—%	—%
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
Prior to our IPO in July 2014, our board of directors periodically determined the per share fair value of our common stock at various dates using valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. Since the completion of our IPO, the fair value of our common stock has been determined by the trading value of our common stock on NASDAQ.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2016, we had cash and cash equivalents of $45.2 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $62.0 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a ten percent change in interest rates were to have occurred on December 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, Management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our President and Chief Executive Officer and Executive Vice President, Strategy and Finance concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President, Strategy and Finance, as appropriate to allow timely discussion regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2015 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2016.
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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Election of Directors” in our Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the information set forth in the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

IMMUNE DESIGN CORP.
(Registrant)

Date: March 7, 2017	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 7, 2017	/s/ Stephen Brady
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

SIGNATURE	TITLE	DATE

/s/ Carlos Paya, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2017
Carlos Paya, M.D., Ph.D.

/s/ Stephen Brady	Executive Vice President, Strategy and Finance (Principal Accounting Officer and Principal Financial Officer)	March 7, 2017
Stephen Brady

/s/ Ed Penhoet, Ph.D.	Chairman of the Board	March 7, 2017
Ed Penhoet, Ph.D.

/s/ David Baltimore, Ph.D.	Director	March 7, 2017
David Baltimore, Ph.D.

/s/ Franklin Berger	Director	March 7, 2017
Franklin Berger

/s/ Susan Kelley, M.D.	Director	March 7, 2017
Susan Kelley, M.D.

/s/ William Ringo	Director	March 7, 2017
William Ringo

/s/ Lewis Coleman	Director	March 7, 2017
Lewis Coleman

/s/ Peter Svennilson	Director	March 7, 2017
Peter Svennilson

IMMUNE DESIGN CORP

IMMUNE DESIGN CORP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Immune Design Corp.
We have audited the accompanying consolidated balance sheets of Immune Design Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immune Design Corp. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Seattle, Washington
March 7, 2017

IMMUNE DESIGN CORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	DECEMBER 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$45,214	$112,921
Short-term investments	62,041	—
Accounts receivable	517	972
Inventory	607	13
Prepaid expenses	2,546	1,654
Other receivables	3,156	—
Total current assets	114,081	115,560
Property and equipment, net	414	585
Total assets	$114,495	$116,145
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,559	$3,074
Accrued liabilities	4,935	3,959
Accrued litigation-related settlement	7,250	—
Deferred revenue and other current liabilities	2,519	78
Total current liabilities	19,263	7,111
Other noncurrent liabilities	56	41
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized at December 31, 2016 and 2015; 25,413,055 and 20,153,202 shares issued and outstanding at December 31, 2016 and 2015, respectively	25	20
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued or outstanding	—	—
Additional paid-in capital	278,913	239,181
Accumulated deficit	(183,738)	(130,208)
Accumulated other comprehensive loss	(24)	—
Total stockholders’ equity	95,176	108,993
Total liabilities and stockholders’ equity	$114,495	$116,145

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Revenues:
Licensing revenue	$7,000	$3,500	$4,500
Product sales	1,627	1,853	881
Collaborative revenue	4,633	4,157	1,052
Total revenues	13,260	9,510	6,433
Operating expenses:
Cost of product sales	481	774	638
Research and development	45,134	33,087	22,746
General and administrative	21,859	15,134	12,927
Total operating expenses	67,474	48,995	36,311
Loss from operations	(54,214)	(39,485)	(29,878)
Interest and other income	684	40	4
Change in fair value of convertible preferred stock warrant liability	—	—	(4,277)
Net loss	$(53,530)	$(39,445)	$(34,151)
Other comprehensive loss:
Unrealized gain (loss) on investments	(24)	—	—
Comprehensive loss	$(53,554)	$(39,445)	$(34,151)
Basic and diluted net loss per share	$(2.47)	$(2.06)	$(4.56)
Weighted-average shares used to compute basic and diluted net loss per share	21,638,468	19,155,918	7,494,790

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 31, 2013	9,769,422	81,394	369,460	3	775	(56,612)	—	(55,834)
Issuance of common stock at $12.00 per share upon completion of IPO, net of offering costs of $7,100	—	—	5,410,564	5	57,802	—	—	57,807
Conversion of convertible preferred stock to common stock	(9,769,422)	(81,394)	9,769,422	10	81,384	—	—	81,394
Issuance of common stock upon cash and net exercise of warrants for $12.00 per share	—	—	1,308,863	1	8,149	—	—	8,150
Conversion of preferred stock warrant liability to additional paid-in capital	—	—	—	—	7,613	—	—	7,613
Reverse stock split true-up	—	—	—	(2)	2	—	—	—
Exercise of stock options	—	—	20,508	—	23	—	—	23
Stock-based compensation	—	—	—	—	1,344	—	—	1,344
Net loss	—	—	—	—	—	(34,151)	—	(34,151)
Balance, December 31, 2014	—	—	16,878,817	17	157,092	(90,763)	—	66,346
Issuance of common stock at $26.50 per share upon completion of public offering, net of offering costs of $5,397	—	—	3,047,409	3	75,356	—	—	75,359
Exercise of stock options	—	—	219,290	—	303	—	—	303
Issuance of common stock in connection with ESPP purchase	—	—	7,686	—	133	—	—	133
Stock-based compensation	—	—	—	—	6,297	—	—	6,297
Net loss	—	—	—	—	—	(39,445)	—	(39,445)
Balance, December 31, 2015	—	$—	20,153,202	$20	$239,181	$(130,208)	$—	$108,993
Issuance of common stock at $6.25 per share upon completion of public offering, net of offering costs of $2,355	—	—	5,226,369	5	30,305	—	—	30,310
Exercise of stock options	—	—	20,782	—	65	—	—	65
Issuance of common stock in connection with ESPP purchase	—	—	12,702	—	79	—	—	79
Stock-based compensation	—	—	—	—	9,283	—	—	9,283
Net loss	—	—	—	—	—	(53,530)	—	(53,530)
Unrealized loss on investments	—	—	—	—	—	—	(24)	(24)
Balance, December 31, 2016	—	$—	25,413,055	$25	$278,913	$(183,738)	$(24)	$95,176

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Operating activities
Net loss	$(53,530)	$(39,445)	$(34,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	243	238
Amortization of premium/discount on investments	126	—	—
Stock-based compensation expense	9,283	6,297	1,344
Revaluation of convertible preferred stock warrant liability	—	—	4,277
Changes in operating assets and liabilities:
Accounts receivable	455	998	(1,883)
Inventory	(594)	12	(8)
Prepaid expenses	(892)	(1,021)	(454)
Other receivables	(3,059)	—	—
Accounts payable	1,485	(3,829)	6,037
Accrued liabilities	976	(519)	3,424
Accrued litigation-related settlement	7,250	—	—
Deferred revenue and other liabilities	2,456	(537)	507
Net cash used in operating activities	(35,740)	(37,801)	(20,669)
Investing activities
Purchases of property and equipment	(133)	(427)	(344)
Purchases of short-term investments	(102,288)	—	—
Maturities of short-term investments	40,000	—	—
Net cash used in investing activities	(62,421)	(427)	(344)
Financing activities
Issuance of common stock in public offering, net of offering costs	30,310	75,359	57,807
Proceeds from exercise of preferred stock warrants	—	—	8,150
Proceeds from exercise of stock options and employee stock purchases	144	436	23
Net cash provided by financing activities	30,454	75,795	65,980
Net (decrease) increase in cash and cash equivalents	(67,707)	37,567	44,967
Cash and cash equivalents, beginning of period	112,921	75,354	30,387
Cash and cash equivalents, end of period	$45,214	$112,921	$75,354

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex® and GLAAS®. Our primary product candidates, CMB305 and G100, utilize multiple immuno-oncology approaches and are in multiple Phase 1and Phase 2 trials. In addition, we have licensed the right to use the GLAAS platform in specific infectious disease and allergy indications.
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
Offering Costs
Offering costs represent legal, accounting and other direct costs related to our efforts to raise capital through our follow-on public offerings in September 2016 and April 2015 and for our initial public offering (IPO) in July 2014. These costs were deferred until completion of the follow-on public offerings and IPO, respectively, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and primarily consist of investments in money market funds. In addition, we maintain cash balances with financial institutions in excess of insured limits and do not anticipate any losses on such cash balances.
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

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable
Accounts receivable are amounts due from other companies related primarily to licensing fees, product sales and research and development services. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2016 or 2015, as the estimated risk of loss on our accounts receivable was determined to be minimal.
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
Accrued Liabilities
Accrued liabilities represent accrued compensation including vacation accruals, unearned revenue and accrued expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued professional services and research and development expenses. This process involves reviewing contracts and vendor agreements, communicating with our applicable personnel to identify services that have been performed on our behalf. We estimate the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us.
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
Series C Convertible Preferred Stock Warrant Liability
We account for our warrants in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 480-10, Distinguishing Liabilities from Equity, which requires that a financial instrument, other than an outstanding share, that, at inception, includes an obligation to repurchase the issuer’s equity shares regardless of the timing or likelihood of the redemption, shall be classified as a liability. We measure the fair value of the warrant liability based on the fair value of the warrants which we determine based on an allocation of our enterprise value to all classes of equity and preferred stock, including the warrants. In valuing the warrants, we utilized the income method approach in combination with a Monte Carlo simulation, which is a method that evaluates many possible value outcomes to establish the expected value of an

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

asset. This methodology allows the modeling of securities with complex terms, such as the warrants, where path dependency, floors, caps, triggers, changes of control and down round financing provisions can be taken into account. In each reporting period, we record any change in fair value of the warrants as a non-operating gain or loss in the consolidated statements of operations. See Note 12 for additional information.
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
We consider significant revenue concentrations to be customers who account for 10% or more of total revenues generated by us during the periods presented. We had collaboration partners that accounted for: 64%, 35% and 1% of revenue for the year ended December 31, 2016; 44%, 36% and 20% of revenue for the year ended December 31, 2015; and 55%, 28% and 16% of revenue for the year ended December 31, 2014. The collaboration partners owed a total of 100% and 98% of accounts receivable as of December 31, 2016 and 2015, respectively. We do not believe the loss of such customers would have a material adverse effect on us.
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

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Comprehensive Loss
Comprehensive loss is composed of net loss and other comprehensive income or loss that are excluded from net loss. For the year ended December 31, 2016, other comprehensive loss consists of unrealized losses on our available-for-sale securities. For the years ended December 31, 2015 and 2014, there was no difference between comprehensive loss and net loss.
Subsequent Events
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
Recent Accounting Pronouncements
In May 2014, FASB issued an Accounting Standards Update (ASU) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the new standard effective January 1, 2018, using the modified retrospective method. We will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our current conclusions. While we are still in the process of completing our impact assessment, we do not currently anticipate a material impact on our financial position and results of operations.
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
In March 2016, the FASB issued ASU No. 2016-09 that relates to share-based payments. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

taxes, forfeitures, statutory tax withholding requirements, as well as classification within the statement of cash flows. The guidance will be effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the new pronouncement on its financial statements.
In August 2016, the FASB issued ASU No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2018; early adoption is permitted. The Company is currently assessing the impact that the new guidance will have on its consolidated statements of cash flows.
In November 2016, the FASB issued ASU No. 2016-18 that relates to restricted cash. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company will be required to revise its consolidated statements of cash flows to adopt the new guidance beginning with its first fiscal quarter of 2018; early adoption is permitted. Adoption of the new guidance will not impact the Company's financial position and results of operations.
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
The common stock equivalents issuable upon the conversion or exercise of the following dilutive securities has been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	DECEMBER 31,
	2016	2015	2014
Outstanding options to purchase common stock	3,590,393	2,832,467	1,907,091
Unvested restricted stock units	107,250	—	—
	3,697,643	2,832,467	1,907,091
4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments at December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$36,412	$2	$—	$36,414
U.S. Treasury securities	62,066	2	(28)	62,040
Total	$98,478	$4	$(28)	$98,454
Classified as:
Cash equivalents				$36,414
Short-term investments				62,040
Total				$98,454
All U.S. Treasury securities held as of December 31, 2016 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Prior to the closing of our IPO in 2014, our preferred stock warrant liability was classified within Level 3 and was measured at its estimated fair value on a recurring basis using the income method approach in combination with a Monte Carlo simulation. Inputs used to determine estimated fair value included the estimated fair value of the underlying stock at the valuation measurement date, the multiple scenarios outlining probabilities and the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the price of the underlying stock. In July 2014, immediately prior to the closing of the IPO, all of our convertible preferred stock warrants were exercised, and the convertible preferred stock warrant liability was reclassified to stockholders’ equity (deficit). As of the exercise date, we used our IPO price to estimate the fair value of the warrants. See Note 9 for additional discussion of the warrant exercise.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2016
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$36,414	$—	$—	$36,414
U.S. Treasury securities	62,040	—	—	62,040
Total	$98,454	$—	$—	$98,454

	December 31, 2015
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$110,657	$—	$—	$110,657

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows the reconciliation of the convertible preferred stock warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

ESTIMATED FAIR VALUE
Balance as of December 31, 2013	3,336
Change in fair value of convertible preferred stock warrant liability	4,277
Conversion of preferred stock warrant liability into additional-paid-in-capital	(7,613)
Balance as of December 31, 2014	$—

6. Inventory
Inventory consists of the following (in thousands):

	DECEMBER 31,
	2016	2015

Raw materials	$567	$—
Finished goods	40	13
Total inventory	$607	$13
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2016	2015

Laboratory equipment	$2,330	$2,287
Leasehold improvements	156	129
Computer equipment and software	483	448
Office equipment, furniture, and fixtures	174	160
Total	3,143	3,024
Less: accumulated depreciation and amortization	(2,729)	(2,439)
Total property and equipment, net	$414	$585

Depreciation and amortization expense was $304,000, $243,000 and $238,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
8. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2016	2015

Research and development services	$3,027	$2,043
Legal and professional services	28	378
Employee compensation	1,880	1,538
Total accrued liabilities	$4,935	$3,959
9. Series C Convertible Preferred Stock Warrant Liability
In October 2013, in connection with the issuance of our Series C convertible preferred stock, we issued fully exercisable warrants for the purchase of 1,975,532 shares of our Series C convertible preferred stock at an exercise price of $8.175 per share.

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All warrants were unexercised as of December 31, 2013. The estimated fair value for the 2013 warrants as of December 31, 2013 was $3.3 million. The fair value of the 2013 warrants was determined using the income method valuation model in combination with a Monte Carlo simulation in consideration of multiple early exercise triggers associated with the 2013 warrants.
In April 2014, we amended the warrants to provide for their automatic net exercise if the IPO price exceeded the exercise price, immediately prior to the closing of the IPO. In July 2014, immediately prior to the closing of the IPO, warrants representing 996,940 shares of common stock were exercised for $8.1 million in cash, and warrants representing 978,592 shares of common stock were automatically net exercised for a total of 311,923 shares of common stock. Upon exercise of the warrants, the convertible preferred stock warrant liability was reclassified to stockholders’ equity (deficit).
10. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. Our previous lease commenced in February 2013 and ended December 31, 2016. The terms of the facility lease provided for rental payments on a monthly basis and on a graduated scale. We recognized rent expense on a straight-line basis over the lease period and accrued for rent expense incurred but not paid. The lease also required us to pay additional amounts for operating and maintenance expenses. Through December 31, 2016 and 2015, we incurred $156,000 and $129,000, respectively, in leasehold improvements related to the lease and have recorded accumulated amortization of $123,000 and $92,000, as of December 31, 2016 and 2015, respectively.
In January 2016, we entered into a new Lease Agreement for approximately 20,133 square feet of office and laboratory space, which includes and expands on the space we previously subleased for our headquarters. The lease commenced on January 1, 2017 and has a term of five years with an option to extend the lease term by three years. The annual base rent due under the lease is $1.1 million for the first year and will increase by 2.5% each year thereafter. Under the terms of this lease agreement, we provided a $200,000 letter of credit as a security deposit in January 2017.
We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. The terms of the office lease provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses beginning January 2016. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of December 31, 2016, no funds had been drawn down on the letter of credit.
As of December 31, 2016, future minimum lease payments are as follows (in thousands):

2017	$1,448
2018	1,486
2019	1,525
2020	1,203
2021	1,200
Total future minimum lease payments	$6,862

Rent expense under operating leases was approximately $713,000, $849,000 and $576,000, for the years ended December 31, 2016, 2015 and 2014, respectively.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of their intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use their device. In December 2015, we initiated our Phase 2 Sarcoma trial which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses on the accompanying balance sheet and are being amortized to research and development expense over the related milestone periods. As of December 31, 2016, the upfront and milestone payments have been fully amortized to research and development expense. In October 2016, we entered into a letter agreement with NanoPass which amended our clinical supply agreement to expand the field of use to include all oncology immunotherapy applications and include additional

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

milestone payments to be paid to NanoPass upon achievement of certain clinical milestones. Per the terms of the letter agreement, we paid NanoPass an additional one-time non-refundable payment of $150,000. In addition, we agreed to pay certain future milestone fees up to an aggregate of $8.8 million upon the achievement of certain clinical milestones.
Under our license agreements with Infectious Disease Research Institute (IDRI), we are contingently obligated to pay any potential future milestone payments, which could total up to $2.3 million and $1.1 million, respectively, for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop. We are also contingently obligated to pay any potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which could total up to $2.0 million in aggregate payments for the ZVex products we develop. We also have potential future royalty payments we may be required to make under our licensing agreements as described in Note 11.
Payments under these agreements are uncertain due to the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.
11. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Sanofi may terminate the agreement at any time upon six months’ written notice. We recognized $7.0 million, $1.0 million and $3.5 million in milestone revenue under this agreement for the twelve months ended December 31, 2016, 2015 and 2014, respectively. The agreement provides for additional payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products.
We currently have two separate license agreements with MedImmune, LLC (MedImmune), entered into October 2010, pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized zero, $2.5 million and $1.0 million in revenue for the achievement of development milestones under one of these license agreements for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
In May 2013, we entered into a nonexclusive license agreement granting Medicago, Inc. (Medicago) a right to research, develop, and commercialize GLA in the field of pandemic influenza. Medicago paid an upfront payment of $500,000 under the license agreement, which was recognized as revenue during the year ended December 31, 2013, and is also obligated to make additional payments of up to $9.5 million based on achievement of certain development and government contract milestones for the licensed indication. Medicago is also obligated to pay us a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under license expiration. No revenue was recognized under the agreement for the years ended December 31, 2016, 2015 and 2014.
Licenses Acquired
In July 2008, we licensed certain patent rights, know-how and technology related to our GLAAS platform from the Infectious Disease Research Institute (IDRI), specifically products and formulations containing GLA and another synthetic TLR 4 agonist referred to as SLA. This license was amended and restated in 2010. In November 2015, we entered into a separate agreement with IDRI to license a patent related to our GLAAS technology in the field of cancer. Under this agreement, we paid IDRI an upfront license fee in the amount of $250,000, which was recognized as research and development expense. Upon the achievement of certain developmental and regulatory milestones, we will be obligated to pay IDRI up to $250,000 and 125,000, respectively, for the first and each subsequent licensed product we develop.

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.3 million and $1.1 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party licensees. Additionally, if the Company exercises its option for additional infectious disease indications, it will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments.
We recognized $925,000, $2.9 million and $500,000 in IDRI license-related milestone fees, which were expensed in research and development expenses, for the years ended December 31, 2016, 2015 and 2014, respectively.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We make annual minimum royalty payments of $25,000 under the license. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage, if and when commercialized, if we should elect to continue development of the related technology; however, we may terminate our development program at any time without further obligation to Caltech. In addition, we are required to pay Caltech up to an aggregate of $1.6 million in additional payments upon the achievement of certain regulatory and sales milestones.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 10 for additional information.
In October 2016, we entered into a license agreement with TheraVectys SA (TVS), pursuant to which we received a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $5.75 million, except that the first two milestones payments are waived for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, including LV305/CMB305, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property.
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
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the consolidated statement of operations. For the years ended December 31, 2016, 2015 and 2014, we recognized $4.6 million, $4.2 million and $1.1 million,

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively, in revenue under this collaboration arrangement. As of December 31, 2016 and 2015, we had an outstanding receivable of zero and $66,000, respectively, and unearned revenue of $2.5 million and zero, respectively, under this collaboration arrangement.
12. Convertible Preferred Stock
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
In connection with the completion of the Company’s IPO in July 2014, all outstanding shares of convertible preferred stock converted into 9,769,422 shares of common stock and all related warrants were exercised. See Note 9 for additional discussion of the exercise of the warrants.
13. Stockholders’ Equity (Deficit)
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
Follow-On Public Offerings
In April 2015, we closed an underwritten public offering of 3,000,000 shares of our common stock at a price of $26.50 per share. In May 2015, we sold an additional 47,409 shares directly to our underwriters when they exercised a portion of their option to purchase additional shares at $26.50 per share. We received net proceeds of $75.4 million (inclusive of the exercise of a portion of the underwriters’ option to purchase additional shares), after underwriting discounts and commissions and offering expenses totaling $5.4 million.
In September 2016, we completed an underwritten follow-on public offering of 5,226,369 shares of common stock at a price of $6.25 per share. We received net proceeds of $30.3 million (inclusive of the exercise of a portion of the underwriters’ option to purchase additional shares), after underwriting discounts and commissions, and offering expenses totaling $2.4 million.
Common Stock
We had 25,413,055 and 20,153,202 shares of common stock outstanding as of December 31, 2016 and 2015, respectively. Shares of common stock reserved for future issuance were as follows:

	AS OF DECEMBER 31,
	2016	2015

Shares to be issued under the employee stock purchase plan	503,620	316,322
Shares to be issued upon exercise of outstanding stock options	3,697,643	2,832,467
Shares available for future stock option grants	724,723	804,553
Shares of common stock reserved for future issuance	4,925,986	3,953,342

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Incentive Plans
2014 Employee Stock Purchase Plan
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved, the 2014 Employee Stock Purchase Plan (2014 ESPP). The total number of shares of common stock available for issuance under the 2014 ESPP may increase annually on January 1 by (i) the lesser of 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year or (ii) 200,000 shares, or less as deemed appropriate by the Board of Directors. For 2017, the Board of Directors determined the current shares available to be issued under the 2014 ESPP is sufficient, and did not increase the amount of authorized shares.
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
Stock options granted under the 2008 and 2014 Plans generally vest within four years, and vested options are exercisable until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of our company. We grant stock options to employees with exercise prices equal to the fair value of our common stock on the date of grant. There were a total of 2,926,850 shares of common stock authorized under the 2014 Plan as of December 31, 2016.
The total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year. On January 1, 2017, in accordance with the 2014 Plan and annual increase provisions, the authorized shares increased by 1,016,522 shares.

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units
In 2016, we began issuing restricted stock units (RSUs) to employees under the 2014 Plan. The fair value of the RSUs is determined on the date of grant based on the market price of our common stock. RSUs are recognized as an expense ratably over the vesting period and our RSUs generally vest over four years with 25% of the total award vesting on each anniversary of the vesting commencement date.
The activity for our RSUs is summarized as follow:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	—
Granted	118,000	$19.39
Vested	—	$—
Forfeited	(10,750)	$19.39
Outstanding at December 31, 2016	107,250	$19.39
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at January 1, 2015	1,907,091	$4.16
Granted	1,241,394	$21.55
Exercised	(219,290)	$1.38
Forfeited	(96,728)	$18.61
Expired	—	$—
Outstanding at December 31, 2015	2,832,467	$11.48	8.24	$30,447
Granted	991,110	$15.49
Exercised	(20,782)	$3.12
Forfeited	(182,605)	$19.01
Expired	(29,797)	$25.65
Outstanding at December 31, 2016	3,590,393	$12.13	7.33	$5,062
Vested and expected to vest after December 31, 2016	3,453,099	$12.00	7.27	$5,043
Exercisable at December 31, 2016	1,903,268	$8.86	6.12	$4,493

As of December 31, 2016, there was $15.6 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.4 years. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $5.0 million and $0.2 million, respectively.

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	YEARS ENDED DECEMBER 31,
	2016	2015	2014

Employee:
Research and development	$3,923	$2,034	$421
General and administrative	5,029	3,810	703
Non-Employee:
Research and development	268	205	216
General and administrative	63	248	4
Total stock-based compensation expense	$9,283	$6,297	$1,344
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
The fair values of stock options granted to employees were calculated using the following assumptions:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014

Weighted-average estimated fair value	$10.07	$15.65	$9.32
Risk-free interest rate (1)	1.10% - 2.39%	1.50% - 1.86%	1.54% - 2.16%
Expected term of options (in years) (2)	5.50 - 9.46	5.50 - 6.08	5.50 - 6.75
Expected stock price volatility (3)	77% - 93%	77% - 91%	90% - 93%
Expected dividend yield (4)	—%	—%	—%

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

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
14. Income Taxes
No provision for income taxes has been recorded for the years ended December 31, 2016, 2015 and 2014, due to the operating losses incurred since inception for which no benefit has been recorded.

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	AS OF DECEMBER 31,
	2016	2015
Statutory tax rate	35.0%	35.0%
Effect of:
Permanent differences	(1.5)	(2.1)
Other	(0.4)	0.5
General business credits	2.4	4.1
Change in valuation allowance	(35.5)	(37.5)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred taxes are as follows (in thousands):

	AS OF DECEMBER 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$52,154	$39,965
Research and development credit	5,582	4,290
Depreciation and amortization	2,023	165
Other temporary differences	6,154	2,563
Gross deferred tax assets	65,913	46,983
Deferred tax asset valuation allowance	(65,913)	(46,983)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $18.9 million and $14.8 million during 2016 and 2015, respectively.
As of December 31, 2016 and 2015, we had approximately $152.5 million and $117.6 million in federal net operating loss carryforwards and approximately $5.6 million and $4.3 million in federal research and development tax credit carryforwards, respectively. The net operating losses and federal research and development credits will begin to expire in varying amounts between 2028 and 2036 if not utilized.
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
Certain net operating losses arise from the deductibility for tax purposes of stock-based compensation equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the stock. For financial reporting purposes, the tax effect of this deduction when recognized is accounted for as a credit to stockholders’ equity. Through December 31, 2016, we had approximately $3.5 million of excess tax deductions on option exercises.
We file income tax returns in the U.S. federal jurisdiction as well as the state of California. We are not currently under audit in any tax jurisdiction. Tax years from 2008 through 2016 are currently open for audit by federal and state taxing authorities.

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2016 and 2015, we did not recognize any accrued interest or penalties associated with unrecognized benefits. Additionally, we did not record any unrecognized tax benefits at December 31, 2016 and 2015.
15. Legal Proceedings
TheraVectys SA v. Immune Design Corp.
On October 17, 2016, we entered into a Settlement Agreement and a License Agreement with TheraVectys SA (TVS) obtaining certain present and future intellectual property rights and resolving the litigation that TVS initiated against us in the Chancery Court of the State of Delaware in July 2014, as well as related claims and counterclaims. In the proceeding, TVS had alleged that it had entered into a contractual relationship with Henogen SA (Henogen) in 2010 with respect to the production of lentiviral vector vaccines for TVS. Henogen is a contract manufacturing organization with which we contracted for the manufacture of our LV305 product candidate. TVS alleged that its contractual relationship with Henogen contained an exclusivity provision limiting Henogen’s ability to participate in the manufacturing process of a vaccine based on lentiviral DNA vectors for third parties, as well as a provision preventing Henogen from sharing or using certain TVS confidential technology for manufacturing processes developed by TVS with or for the benefit of others. TVS alleged that we entered into a contractual relationship with Henogen in 2012 to manufacture lentiviral vectors for vaccines, which TVS contends interfered with its contract with Henogen and resulted in the use of certain TVS confidential information and trade secrets. In addition, the complaint alleged that we obtained shipments of lentiviral vectors for vaccines from Henogen and conducted clinical trials with these lentiviral vectors. The complaint asserted four counts for relief: tortious interference with contractual relationship, unfair competition, misappropriation of trade secrets, and unjust enrichment. Claimed damages were not specified.
Under the Settlement Agreement, TVS agreed to dismiss all pending litigation brought by TVS against us and to withdraw patent opposition proceedings (EPO Proceeding) brought by TVS against our European Patent No EP 2 456 786 (EU Patent). Also under the Settlement Agreement, both parties agreed to a broad release of claims against one another based on acts or omissions arising out of the litigation, or the facts and circumstances giving rise to the litigation. Neither party made any admission of liability or wrongdoing under the Settlement Agreement.
As a non-contingent fee for a license to certain present and future intellectual property of TVS, and in consideration for the settlement of all claims and disputes between the parties, we have paid $6.0 million into an escrow account (Escrowed Payment), and we have also agreed to pay $1.25 million to TVS when we next raise $25.0 million, in the aggregate, through equity sales, debt or licensing revenue. The Escrowed Payment will be disbursed to TVS as follows: (a) fifty percent (50%) when (i) Institut Pasteur consents to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from Institut Pasteur and (ii) the litigation in the United States and Belgium has been dismissed; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remains unchanged (Escrow Conditions); provided, that the events described in item (a) are a condition to the release of any portion of the Escrowed Payment to TVS, and delays in satisfying the Escrow Conditions may potentially result in a reduction of the amount of the Escrowed Payment that is disbursed to TVS. Currently, we believe that items (a)(i) and (b) of the Escrow Conditions have been satisfied.
In addition, the License Agreement provides us with a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS. For licensed products developed under the License Agreement, we would be obligated to pay certain development and commercial milestones and royalties.
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
For the year ended December 31, 2016, the $5.85 million allocated to the dismissal of litigation is recorded as a general and administrative expense and the $1.4 million allocated to the license acquired for current and future TVS IP granted to us is recorded as a research and development expense on the consolidated statements of operations.

IMMUNE DESIGN CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

European Patent Opposition
In February 2013, a third party filed an opposition at the European Patent Office (EPO) requesting revocation of European Patent No. 2068918 directed to GLA formulations and uses. This patent is owned by Infectious Disease Research Institute (IDRI) and under license to us. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent have filed a notice of appeal, and the outcome of an appeal to this proceeding will not be known for several years.
16. Employee Benefit Plan
We sponsor a 401(k) defined contribution plan for our employees. Employee contributions are voluntary. We may match employee contributions in amounts to be determined at our sole discretion. Currently, we have elected to satisfy the safe-harbor rules by matching contributions equal to 100% of employee salary deferrals that do not exceed 3% of the employee’s compensation, plus 50% matching employee salary deferrals between 3% and 5% of the employee’s compensation. Employer contributions have totaled approximately $243,000, $214,000, and $153,000 for the years ended December 31, 2016, 2015 and 2014 respectively.
17. Selected Quarterly Financial Information (Unaudited)
The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited)
Total revenues	1,863	1,133	8,206	2,058
Net loss	$(12,294)	$(14,347)	$(12,443)	$(14,446)
Basic and diluted net loss per share	$(0.61)	$(0.71)	$(0.60)	$(0.57)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited)
Total revenues	1,938	1,780	4,653	1,139
Net loss	$(9,406)	$(10,517)	$(7,407)	$(12,115)
Basic and diluted net loss per share	$(0.56)	$(0.54)	$(0.37)	$(0.60)

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of Immune Design Corp. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36561) filed with the SEC on July 29, 2014).

3.2
Amended and Restated Bylaws of Immune Design Corp. (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

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

10.7+
Form of Restricted Stock Unit Agreement under the Immune Design Corp. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36561), as filed with the SEC on January 10, 2017).

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

10.13+
Employment Agreement, dated September 30, 2016, by and between Immune Design Corp. and Sergey Yurasov, M.D., Ph.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36561), as filed with the SEC on November 9, 2016).

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

10.17†
Confidential Settlement Agreement, dated October 17, 2016, by and between Immune Design Corp. and TheraVectys SA (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-36561), as filed with the SEC on March 3, 2017).

10.18†
License Agreement, dated October 17, 2016, by and between Immune Design Corp. and TheraVectys SA (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 001-36561), as filed with the SEC on March 3, 2017).

10.19†
License Agreement, dated August 6, 2014, by and between Immune Design Corp. and Aventis Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36561), as filed with the SEC on November 9, 2016).

10.20
Office Lease, dated November 21, 2013, by and between Immune Design Corp. and BXP 601& 651 Gateway Center LP, formerly known as Gateway Center LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.21
First Amendment to Office Lease, dated October 27, 2014, by and between Immune Design Corp. and BXP 601 & 651 Gateway Center LP, formerly known as Gateway Center LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-36561), as filed with the SEC on March 31, 2015).

10.22
Second Amendment to Office Lease, dated November 20, 2014, by and between Immune Design Corp. and BXP 601 & 651 Gateway Center LP, formerly known as Gateway Center LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-36561), as filed with the SEC on March 31, 2015).

10.23
Lease Agreement, dated January 1, 2016, by and between Immune Design Corp. and ARE-Eastlake Avenue No. 3, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36561), as filed with the SEC on August 9, 2016).

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

101
Consolidated financial statements from the Annual Report on Form 10-K of Immune Design Corp. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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