Form 10-Q/A
period 2016-09-30
Immune Design Corp.
filed 2017-05-03
CIK 1437786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Immune Design Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to re-file Exhibit 10.1 (the “Exhibit”) that was filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2016 (the “Original Form 10-Q”). The Exhibit redacted certain provisions in accordance with the Company’s application for confidential treatment with the SEC. In response to SEC comments, the Exhibit, as re-filed, restores certain portions that had previously been redacted. Nothing in the Original Form 10-Q is being amended other than the re-filing of the Exhibit as described above.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Section 302 certifications are also filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events that occurred after the filing of the Original Form 10-Q, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Immune Design Corp.
(Registrant)

Date: May 3, 2017	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2017	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.1†	License Agreement, by and between the Company and Aventis Inc., dated August 6, 2014.

10.2^	Executive Employment Agreement, by and between the Company and Sergey Yurasov, M.D., Ph.D., dated September 30, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*^	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Registrant has requested confidential treatment for certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.
^	Previously filed or furnished with the Original Form 10-Q.