Form 10-Q
period 2017-03-31
Immune Design Corp.
filed 2017-05-04
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of May 1, 2017, the number of outstanding shares of the registrant’s common stock was 25,571,267.

In this report, unless otherwise stated or as the context otherwise requires, references to “Immune Design,” “the Company,” “we,” “us,” “our” and similar references refer to Immune Design Corp. “ZVex” and “GLAAS” are our registered trademark, and the Immune Design logo is our unregistered trademark. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,918	$45,214
Short-term investments	61,991	62,041
Accounts receivable	603	517
Inventory	576	607
Prepaid expenses	1,911	2,546
Restricted cash	6,000	—
Other receivables	146	3,156
Total current assets	99,145	114,081
Property and equipment, net	537	414
Security deposit	200	—
Total assets	$99,882	$114,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,314	$4,559
Accrued liabilities	4,163	4,935
Accrued litigation-related settlement	7,250	7,250
Deferred revenue and other current liabilities	26	2,519
Total current liabilities	14,753	19,263
Other noncurrent liabilities	63	56
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2017 (unaudited) and December 31, 2016; 25,544,550 and 25,413,055 shares issued and outstanding at March 31, 2017 (unaudited) and December 31, 2016, respectively	26	25
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	281,602	278,913
Accumulated deficit	(196,515)	(183,738)
Accumulated other comprehensive loss	(47)	(24)
Total stockholders’ equity	85,066	95,176
Total liabilities and stockholders’ equity	$99,882	$114,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenues:
Product sales	$261	$7
Collaborative revenue	5,204	1,856
Total revenues	5,465	1,863
Operating expenses:
Cost of product sales	37	22
Research and development	14,038	10,570
General and administrative	4,135	3,914
Total operating expenses	18,210	14,506
Loss from operations	(12,745)	(12,643)
Interest and other income	125	349
Net loss	$(12,620)	$(12,294)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(23)	20
Comprehensive loss	$(12,643)	$(12,274)
Basic and diluted net loss per share	$(0.50)	$(0.61)
Weighted-average shares used to compute basic and diluted net loss per share	25,463,202	20,153,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Operating activities
Net loss	$(12,620)	$(12,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	76
Amortization of premium/discount on investments	26	(48)
Stock-based compensation expense	2,247	2,335
Changes in operating assets and liabilities:
Accounts receivable	(86)	959
Restricted Cash	(6,000)	—
Inventory	31	(692)
Prepaid expenses	635	(1,240)
Other receivables	3,010	—
Accounts payable	(1,245)	(1,309)
Accrued liabilities	(772)	169
Deferred revenue and other liabilities	(2,486)	(96)
Security deposits	(200)	—
Net cash used in operating activities	(17,381)	(12,140)
Investing activities
Purchases of property and equipment	(202)	(19)
Maturities of short-term investments	9,000	—
Purchases of short-term investments	(8,999)	(46,000)
Net cash used in investing activities	(201)	(46,019)
Financing activities
Proceeds from issuances of common stock under equity incentive plans	286	—
Net cash provided by financing activities	286	—
Net (decrease) increase in cash and cash equivalents	(17,296)	(58,159)
Cash and cash equivalents, beginning of period	45,214	112,921
Cash and cash equivalents, end of period	$27,918	$54,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex® and GLAAS®. Our primary product candidates, CMB305 and G100, utilize different immuno-oncology approaches and are in multiple Phase 1 and Phase 2 clinical trials. In addition, we have licensed to third parties the right to use the GLAAS platform in select infectious disease and allergy indications. We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have an additional facility in South San Francisco, California.
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
Principles of Consolidation
Our condensed consolidated financial statements include the financial position and results of operations of Immune Design Corp. and Immune Design Ltd., our wholly owned subsidiary. Immune Design Ltd. was incorporated in the United Kingdom in February 2016, and to date, there have been no financial transactions or balances related to this entity.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 7, 2017 (Annual Report).
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Restricted Cash
Restricted cash includes funds used to secure our obligations associated with the settlement of all claims and disputes under the Settlement Agreement with TheraVectys SA (TVS). As of March 31, 2017 a deposit of $6.0 million was held in escrow and restricted from withdrawal. See Note 11 for additional information.
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
Revenue from product sales of glucopyranosyl lipid A (GLA), a product from our GLAAS platforms, is recognized when the risk of loss has passed to the customer or deferred until such time that risk of loss has passed. All revenues

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Cost of product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40), Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 was effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. We adopted this standard on January 1, 2017.
In March 2016, the FASB issued ASU No. 2016-09-Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, we had an unrecognized excess tax benefit of $1.2 million. Upon adoption, we recognized this excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance.  Additionally, as provided for under this new guidance, we elected to account for forfeitures as they occur. As of January 1, 2017, we had unrecorded forfeitures of $157,000. Upon adoption, we recognized this expense as an adjustment to retained earnings with a corresponding increase to APIC.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) No. 2014-09 amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the new standard effective January 1, 2018, using the modified retrospective method. We will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our current conclusions. While we are still in the process of completing our impact assessment, we do not currently anticipate a material impact on our financial position and results of operations.
In February 2016, FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. The standard is effective for public companies for the fiscal years and interim reporting periods

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

beginning after December 15, 2018. We plan to adopt this new standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard on our unaudited condensed consolidated financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities.
In August 2016, the FASB issued ASU No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We will be required to adopt the new guidance beginning with the first fiscal quarter of 2018; early adoption is permitted. We are currently assessing the impact that the new guidance will have on our consolidated statements of cash flows.
In November 2016, the FASB issued ASU No. 2016-18 that relates to restricted cash. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will be required to revise our consolidated statements of cash flows to adopt the new guidance beginning with the first fiscal quarter of 2018; early adoption is permitted. Adoption of the new guidance will not have a significant impact on our financial position and results of operations.
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
The common stock equivalents issuable upon the exercise of the following dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2017	2016
	(unaudited)
Outstanding options to purchase common stock	4,100,676	3,429,075
Unvested restricted stock units	297,550	116,750
Total outstanding shares of common stock equivalents	4,398,226	3,545,825

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	March 31, 2017
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$21,578	$—	$—	$21,578
U.S. Treasury securities	62,038	—	(47)	61,991
Total	$83,616	$—	$(47)	$83,569
Classified as:
Cash equivalents				$21,578
Short-term investments				61,991
Total				$83,569
All U.S. Treasury securities held as of March 31, 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.
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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$21,578	$—	$—	$21,578
U.S. Treasury securities	61,991	—	—	61,991
Total	$83,569	$—	$—	$83,569

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

	December 31, 2016
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$36,414	$—	$—	$36,414
U.S. Treasury securities	62,040	—	—	62,040
Total	$98,454	$—	$—	$98,454
6. Inventory
Inventory consists of the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$—	$567
Work in process	541	—
Finished goods	35	40
Total inventory	$576	$607

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Research and development services	$3,298	$3,027
Legal and professional services	—	28
Employee compensation	865	1,880
Total accrued liabilities	$4,163	$4,935
8. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. Our previous lease commenced in February 2013 and ended December 2016. In January 2016, we entered into a new Lease Agreement for approximately 20,133 square feet of office and laboratory space, which includes and expands on the space we previously subleased for our headquarters. The lease commenced on January 1, 2017 and has a term of five years with an option to extend the lease term by three years. The annual base rent due under the lease is $1.1 million for the first year and will increase by 2.5% each year thereafter. Under the terms of this lease agreement, we provided a $200,000 security deposit in January 2017.
We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of March 31, 2017, no funds had been drawn on the letter of credit.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of its intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use this device. In December 2015, we initiated our Phase 2 clinical trial of CMB305 in patients with soft tissue sarcoma, which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses on the accompanying condensed consolidated balance sheets and are being amortized to research and development expense over the related milestone periods. We amortized to research and development expense $0 and $261,000 during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the upfront and milestone payments have been fully amortized to research and development expense. In October 2016, we entered into a letter agreement with NanoPass, which amended our clinical supply agreement to expand the field of use to include all oncology immunotherapy applications and include additional milestone payments that would be paid to NanoPass upon achievement of certain clinical milestones. Per the terms of the letter agreement, we paid NanoPass an additional upfront, one-time, non-refundable payment of $150,000. In addition, we agreed to pay certain future milestone fees up to an aggregate of $8.8 million upon the achievement of certain clinical milestones using this device.
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
We are contingently obligated to pay potential future milestone payments to third parties as part of certain licensing agreements for the ZVex products we develop, which could total up to $7.8 million in aggregate payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.
We also have potential future royalty payments we may be required to make under our licensing agreements as described in Note 9. Payments under these agreements are uncertain due to the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments and the likelihood and timing of obtaining regulatory approval for the commercial sale of our products.
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for the use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Sanofi may terminate the agreement at any time upon six months' written notice. We recognized no milestone revenue under this agreement for the three months ended March 31, 2017 and 2016, respectively. The agreement provides for additional potential payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products.
We currently have two separate license agreements with MedImmune, LLC (MedImmune), entered into in October 2010, pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of up to $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the achievement of development milestones under these license agreements for the three months ended March 31, 2017 and 2016, respectively.
In May 2013, we entered into a nonexclusive license agreement granting Medicago, Inc. (Medicago) a right to research, develop, and commercialize GLA in the field of pandemic influenza. Medicago paid an upfront payment of $500,000 under the license agreement, which was recognized as revenue during the year ended December 31, 2013, and is also obligated to make additional payments of up to $9.5 million based on the achievement of certain development and government contract milestones for the licensed indication. Medicago is also obligated to pay us a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under license expiration. No revenue was recognized under the agreement for the three months ended March 31, 2017 and 2016, respectively.
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
In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.3 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments as a single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments. We recognized no IDRI license-related milestone fees for the three months ended March 31, 2017 and 2016.
In 2009, we licensed certain patent rights utilized in our ZVex development platform from the California Institute of Technology (Caltech). As part of acquiring this license, we issued shares of our common stock valued at $25,000. We make annual minimum royalty payments of $25,000 under the license. In addition, we are obligated to pay Caltech up to an aggregate of $1.6 million in additional payments upon the achievement of certain development and regulatory milestones and will owe royalty payments on net sales of licensed products in the low single-digit percentage, if and when commercialized. We recognized no Caltech milestone fees for the three months ended March 31, 2017 and 2016.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

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
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2017 and 2016, we recognized $5.2 million and $1.9 million, respectively, in revenue under this collaboration agreement. As of March 31, 2017, we have a net receivable of $269,000 due from Sanofi Pasteur on our accompanying condensed consolidated balance sheets related to this agreement.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of March 31, 2017 or December 31, 2016.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

Common Stock
We had 25,544,550 and 25,413,055 shares of common stock outstanding as of March 31, 2017 and December 31, 2016, respectively. Shares of common stock reserved for future issuance were as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Shares available for issuance under the employee stock purchase plan	503,620	503,620
Options granted and outstanding	4,100,676	3,590,393
Unvested restricted stock units	297,550	107,250
Shares available for future stock option grants	901,567	724,723
Shares of common stock reserved for future issuance	5,803,413	4,925,986
Equity Incentive Plans
Under our 2014 Omnibus Incentive Plan (2014 Plan), the total number of shares of common stock available for issuance increase annually on January 1 of each year in an amount equal to 4% of the total number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding year, or such lesser amount as deemed appropriate by our Board of Directors. On January 1, 2017, the authorized shares available under the 2014 Plan were increased by 1,016,522 shares. There were a total of 3,953,577 shares of common stock authorized under the 2014 Plan as of March 31, 2017.
Under our 2014 Employee Stock Purchase Plan (2014 ESPP), the total number of shares of common stock available for issuance increase annually on January 1 of each year in an amount equal to the lesser of (i) 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year, (ii) 200,000 shares, or such lesser amount as deemed appropriate by our Board of Directors. For 2017, the Board of Directors determined the current shares available for issuance under the 2014 ESPP were sufficient and did not increase the amount of authorized shares. There were a total of 503,620 shares of common stock authorized under the 2014 ESPP as of March 31, 2017.
Restricted Stock Units
Summary restricted stock units (RSUs) information is as follows:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE (per share)
Outstanding at December 31, 2016	107,250	$19.39
Granted (unaudited)	224,540	$5.60
Vested (unaudited)	(26,802)	$19.39
Forfeited (unaudited)	(7,438)	$11.51
Outstanding at March 31, 2017 (unaudited)	297,550	$9.18

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2016	3,590,393	$12.13	7.33
Granted (unaudited)	722,801	$5.62
Exercised (unaudited)	(112,293)	$1.24
Expired (unaudited)	(26,666)	$20.43
Forfeited (unaudited)	(73,559)	$14.42
Outstanding at March 31, 2017 (unaudited)	4,100,676	$11.19	7.72	$6,864
Vested and expected to vest after March 31, 2017 (unaudited)	4,100,676	$11.19	7.72	$6,864
Exercisable as of March 31, 2017 (unaudited)	2,062,634	$10.30	6.52	$5,443

As of March 31, 2017, there was $15.7 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.4 years. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $544,000 and $0, respectively.
Stock-Based Compensation Expense
Prior to the adoption of ASU No. 2016-09 on January 1, 2017, employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures. Effective January 1, 2017, upon our adoption of ASU No. 2016-09, we have elected to account for forfeitures as they occur. Total stock-based compensation expense recognized in our condensed consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Employee:
Research and development	$933	$1,009
General and administrative	1,280	1,297
Non-Employee:
Research and development	23	2
General and administrative	11	27
Total stock-based compensation expense	$2,247	$2,335
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2017	2016
	(unaudited)

Weighted-average estimated fair value	$3.88	$13.01
Risk-free interest rate	1.99% - 2.09%	1.42% - 1.84%
Expected term of options (in years)	5.50 - 6.08	5.50 - 6.08
Expected stock price volatility	80% - 82%	77%
Expected dividend yield	—	—
11. Legal Proceedings
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
The Escrowed Payment will be disbursed to TVS as follows: (a) fifty percent (50%) when (i) Institut Pasteur consents to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from Institut Pasteur and (ii) the litigation in the United States and Belgium has been dismissed and resolved; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remains unchanged (Escrow Conditions); provided, that the events described in item (a) are a condition to the release of any portion of the Escrowed Payment to TVS , and delays in satisfying the Escrow Conditions may potentially result in a reduction of the amount of the Escrowed Payment that is disbursed to TVS. Currently, we believe that items (a)(i) and (b) of the Escrow Conditions have been satisfied. As of March 31, 2017, none of the Escrowed Payment has been disbursed.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited)

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
For the year ended December 31, 2016, the $5.85 million allocated to the dismissal of litigation is recorded as a general and administrative expense and the $1.4 million allocated to the license acquired for current and future TVS IP granted to us is recorded as a research and development expense on the condensed consolidated statements of operations and comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K (Annual Report), filed with the SEC. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, future financial performance, development programs, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage immunotherapy company with next-generation in vivo approaches designed to enable the body's immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have designed our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells to fight cancer via distinct mechanisms.  Our two lead product candidates, CMB305 and G100, utilize different immuno-oncology approaches that, we believe, address the shortcomings of existing therapies and have the potential to treat a broad patient population either as individual therapies or in combination with other mechanisms of action. We have also been executing a strategy to partner individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream economics while preserving growth opportunity in the future.
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
Our net loss was $12.6 million for the three months ended March 31, 2017 compared to $12.3 million for the three months ended March 31, 2016. As of March 31, 2017, we had an accumulated deficit of $196.5 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
Management’s discussion and analysis of financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended.
First Quarter and Other Recent Highlights
In February 2017, the U.S. Food and Drug Administration (FDA) granted orphan drug designation in non-Hodgkin Lymphoma for our G100 product candidate. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees but does not provide any assurance of regulatory approval or expedite any regulatory review.
In April 2017, we announced that new and updated data from the monotherapy portions of our ongoing clinical trials of CMB305 and G100, as well as translational data examining the association of immunological response with improved survival in CMB305 and LV305 patients, will be presented in an oral and two poster presentations at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting, June 2 - 6, 2017 in Chicago.
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

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Direct research and development expense by platform:
ZVex	$3,795	$4,415
GLAAS	550	477
G103	4,983	1,789
Total direct research and development program expense	9,328	6,681
Indirect research and development expense by type:
Personnel related costs	3,146	2,790
Research and development supplies and services	963	698
Allocated facility, equipment, travel and other expense	601	401
Total indirect research and development expense	4,710	3,889
Total research and development expense	$14,038	$10,570

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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
Restricted Cash
Restricted cash includes funds used to secure our obligations associated with the settlement of all claims and disputes under the Settlement Agreement with TheraVectys SA (TVS). As of March 31, 2017 a deposit of $6.0 million was held in escrow and restricted from withdrawal. See Note 11 for additional information.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40), Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 was effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. We adopted this standard on January 1, 2017.
In March 2016, the FASB issued ASU No. 2016-09-Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  Under this guidance, on a prospective basis, Companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, we had an unrecognized excess tax benefit of $1.2 million. Upon adoption, we recognized this excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance.  Additionally, as provided for under this new guidance, we elected to account for forfeitures as they occur. As of January 1, 2017, we had unrecorded forfeitures of $157,000. Upon adoption, we recognized this expense as an adjustment to retained earnings with a corresponding increase to APIC.

Results of Operations
Comparison of Three Months Ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016
	(in thousands)
	(unaudited)
Total revenues	$5,465	$1,863	$3,602
Operating expenses:
Cost of product sales	37	22	15
Research and development	14,038	10,570	3,468
General and administrative	4,135	3,914	221
Total operating expenses	18,210	14,506	3,704
Loss from operations	(12,745)	(12,643)	(102)
Interest and other income	125	349	(224)
Net loss	$(12,620)	$(12,294)	$(326)
Total Revenues and Cost of Product Sales
The $3.6 million increase in total revenues was primarily attributable to a $3.3 million increase in collaboration revenue related to the timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. In addition, there was an increase of $0.3 million in product sales to third parties under Materials Transfer Agreements during the three months ended March 31, 2017.
Research and Development Expenses
The $3.5 million increase in research and development expenses was primarily attributable to an increase of $2.0 million in our contract manufacturing costs related to the level of process development and contract manufacturing activities associated with our Sanofi Pasteur G103 collaboration. In addition, we had an increase of $1.0 million in our clinical trials costs related to the continuing advancement of our Phase 1 and Phase 2 clinical trials, an increase of $0.4 million in personnel-related expenses, which was primarily due to an increase in compensation and benefits as a result of an increase in research and development headcount to support our advancing research and clinical pipeline activities, and an increase of $0.1 million in facility related costs and expenses associated with our new facility lease for our headquarters in Seattle, which commenced on January 1, 2017.
General and Administrative Expenses
The $0.2 million increase in general and administrative expenses was primarily attributable to an increase in compensation and benefits to help support operations.

Liquidity and Capital Resources
Liquidity
As of March 31, 2017, we had cash and cash equivalents, short-term investments and other receivables totaling $90.1 million. In addition to our existing cash, cash equivalents, short-term investments and other receivables, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents, short-term investments and accrued interest receivables as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including the U.S. Food and Drug Administration (FDA) review of any Biologics License Application (BLA) we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows (in thousands) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

	(unaudited)
Net cash used in operating activities	$(17,381)	$(12,140)
Net cash used in investing activities	(201)	(46,019)
Net cash provided by financing activities	286	—

Net Cash Used in Operating Activities
Net cash used in operating activities was $17.4 million during the three months ended March 31, 2017 and consisted primarily of our net loss of $12.6 million, partially offset by non-cash charges of $2.2 million for stock-based compensation expense and a net increase in operating assets and liabilities of $7.1 million.
Net cash used in operating activities was $12.1 million during the three months ended March 31, 2016 and consisted primarily of our net loss of $12.3 million, partially offset by non-cash charges of $2.3 million for stock-based compensation expense and a net decrease in operating assets and liabilities of $2.2 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million during the three months ended March 31, 2017 and consisted primarily of purchases of $0.2 million in property and equipment, primarily lab equipment to support research and development efforts and $9.0 million in short-term investments in U.S. Treasury securities, partially offset by $9.0 million in maturities of these investments. Net cash used in investing activities was $46.0 million for the three months ended March 31, 2016 and consisted primarily of our purchase of short-term investments in U.S. Treasury securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2017, primarily attributable to cash received from the issuances of common stock under equity incentive plans. Net cash provided by financing activities was $0.0 for the three months ended March 31, 2016.
Contractual Obligations and Contingent Liabilities
During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (JOBS Act) was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the completion of the our IPO in July 2014, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2017, we had cash and cash equivalents of $27.9 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $62.0 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a ten percent change in interest rates were to have occurred on March 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
We contract with contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management, including our President and Chief Executive Officer and Executive Vice President, Strategy & Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our President and Chief Executive Officer and Executive Vice President, Strategy & Finance concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and

Executive Vice President, Strategy & Finance, as appropriate to allow timely discussion regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
Changes in internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments to the Legal Proceedings disclosed under Item 3 of our annual report on Form 10-K for the year ended December 31, 2016.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three months ended March 31, 2017, we reported net losses of $12.6 million, compared with net losses of $12.3 million for the three months ended March 31, 2016. As of March 31, 2017, we had an accumulated deficit of $196.5 million.
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
We have not completed the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•	delays in initiating clinical trial sites to conduct our clinical trials and reaching agreement on acceptable terms and budgets with prospective clinical trial sites;

•	delays in, or failure to obtain, approval from institutional review boards, or IRBs, ethics committees, or ECs, or institutional biosafety committees, to begin clinical trials at study sites;

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
In March 2010, then President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting purposes. This could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The Affordable Care Act further created a separate AMP for certain categories of drugs generally provided in non-retail outpatient settings. The legislation also expanded manufacturers' rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organization as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase.
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
Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the Affordable Care Act. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the Affordable Care Act. However, consensus over the scope of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives. Thus, the proposed legislation has been withdrawn and the prospects for legislative action on this bill are uncertain. Congress could consider other legislation to repeal or replace certain elements of the Affordable Care Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction. The legislation’s automatic reduction to several government programs was triggered. This includes aggregate reductions to Medicare payments to providers, on average, of up to 2% through 2025. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, and Public Law 113-82, enacted on February 15, 2014, expanded sequestration through fiscal year 2024. These cuts will remain in effect unless Congress repeals or amends the reductions in future legislation. Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing. More recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
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

•
the Physician Payments Sunshine Act (federal Open Payments program), created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to the HHS ownership and investment interests held by physicians (as defined above) and their immediate family members;

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
We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We have limited experience in manufacturing our product candidates, and we lack the resources and the capabilities to do so on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party CMOs to produce bulk drug substance and formulated drug products as well as fill/finish required for our clinical trials. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture commercial quantities of our product candidates. We do not have a long-term commercial supply arrangement in place with any of our contract manufacturers. If we need to identify additional manufacturers, we may experience delay and additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.
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
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-

consuming, and inherently uncertain. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future.
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
As of December 31, 2016, our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 68% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the three months ended March 31, 2017 was approximately 91,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.
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
As of March 31, 2017, we have used all of the net offering proceeds primarily to fund clinical development of our product candidates, litigation, legal and administration expenses to fund the growth of our operations.
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

Immune Design Corp.
(Registrant)

Date:	May 4, 2017	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2017	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

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