Form 10-Q
period 2017-06-30
Immune Design Corp.
filed 2017-08-02
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of July 31, 2017, the number of outstanding shares of the registrant’s common stock was 25,619,732.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,311	$45,214
Short-term investments	45,964	62,041
Accounts receivable	495	517
Inventory	624	607
Prepaid expenses	1,323	2,546
Restricted cash	6,000	—
Other receivables	123	3,156
Total current assets	89,840	114,081
Property and equipment, net	506	414
Other assets	525	—
Total assets	$90,871	$114,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,246	$4,559
Accrued liabilities	5,721	4,935
Accrued litigation-related settlement	7,250	7,250
Deferred revenue and other current liabilities	35	2,519
Total current liabilities	17,252	19,263
Other noncurrent liabilities	79	56
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2017 (unaudited) and December 31, 2016; 25,590,065 and 25,413,055 shares issued and outstanding at June 30, 2017 (unaudited) and December 31, 2016, respectively	26	25
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	283,918	278,913
Accumulated deficit	(210,361)	(183,738)
Accumulated other comprehensive loss	(43)	(24)
Total stockholders’ equity	73,540	95,176
Total liabilities and stockholders’ equity	$90,871	$114,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Revenues:
Product sales	$48	$733	$309	740
Collaborative revenue	681	400	5,885	2,256
Total revenues	729	1,133	6,194	2,996
Operating expenses:
Cost of product sales	18	253	55	275
Research and development	10,863	11,386	24,901	21,956
General and administrative	3,888	3,948	8,023	7,862
Total operating expenses	14,769	15,587	32,979	30,093
Loss from operations	(14,040)	(14,454)	(26,785)	(27,097)
Interest and other income	194	107	319	456
Net loss	$(13,846)	$(14,347)	$(26,466)	$(26,641)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	4	10	(19)	30
Comprehensive loss	$(13,842)	$(14,337)	$(26,485)	$(26,611)
Basic and diluted net loss per share	$(0.54)	$(0.71)	$(1.04)	$(1.32)
Weighted-average shares used to compute basic and diluted net loss per share	25,567,482	20,155,410	25,515,630	20,154,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Operating activities
Net loss	$(26,466)	$(26,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	151
Amortization of premium/discount on investments	56	(28)
Stock-based compensation expense	4,452	4,581
Changes in operating assets and liabilities:
Accounts receivable	22	595
Inventory	(17)	(711)
Prepaid expenses	1,223	(1,880)
Restricted cash	(6,000)	—
Other receivables	3,033	—
Other assets	(525)	—
Accounts payable	(313)	454
Accrued liabilities	786	3,142
Deferred revenue and other liabilities	(2,461)	(100)
Net cash used in operating activities	(26,041)	(20,437)
Investing activities
Purchases of property and equipment	(261)	(54)
Maturities of short-term investments	28,000	6,000
Purchases of short-term investments	(11,998)	(48,000)
Net cash provided by (used in) investing activities	15,741	(42,054)
Financing activities
Proceeds from issuances of common stock under equity incentive plans	397	101
Net cash provided by financing activities	397	101
Net decrease in cash and cash equivalents	(9,903)	(62,390)
Cash and cash equivalents, beginning of period	45,214	112,921
Cash and cash equivalents, end of period	$35,311	$50,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 7, 2017 (Annual Report).
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury and agency securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Restricted Cash
Restricted cash includes funds used to secure our obligations associated with the settlement of all claims and disputes under the Settlement Agreement with TheraVectys SA (TVS). As of June 30, 2017, a deposit of $6.0 million was held in escrow and restricted from withdrawal. See Note 11 for additional information.
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
Revenue from product sales of glucopyranosyl lipid A (GLA), a product from our GLAAS platforms, is recognized when the risk of loss has passed to the customer or deferred until such time that risk of loss has passed. All revenues

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Cost of product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15 (Subtopic 205-40), Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 was effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. We adopted this standard on January 1, 2017.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09 amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the new standard effective January 1, 2018, using the modified retrospective method. We will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our current conclusions. We primarily derive our revenue from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. Each license and collaboration agreement is unique and will be assessed separately under the five-step process under the new standard. The new revenue recognition standard differs from the current accounting standard in many respects, such as in the accounting for variable considerations and the measurement of progress toward completion of performance obligations. We have performed an initial review of all of our license and collaboration agreements and based upon our initial assessment, we do not currently anticipate a material impact on our financial position and results of operations.
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. The standard is effective for public companies for the fiscal years and interim reporting periods beginning after December 15, 2018. We plan to adopt this new standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard on our unaudited condensed consolidated financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities.
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
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications that occur on or after the adoption date. We are currently reviewing and evaluating this recent update and plan to adopt on the required adoption date. For the quarter ended June 30, 2017, there were no modifications to the terms or conditions of a share-based payment award.
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
The common stock equivalents issuable upon the exercise of the following dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2017	2016
	(unaudited)
Outstanding options to purchase common stock	4,142,900	3,493,863
Unvested restricted stock units	297,025	115,250
Total outstanding shares of common stock equivalents	4,439,925	3,609,113

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2017
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$23,767	$—	$—	$23,767
U.S. agency securities	6,000	—	—	6,000
U.S. Treasury securities	49,007	—	(43)	48,964
Total	$78,774	$—	$(43)	$78,731
Classified as:
Cash equivalents				$32,767
Short-term investments				45,964
Total				$78,731
All U.S. Treasury and agency securities held as of June 30, 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.
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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$23,767	$—	$—	$23,767
U.S. agency securities	—	6,000	—	6,000
U.S. treasury securities	48,964	—	—	48,964
Total	$72,731	$6,000	$—	$78,731

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

	December 31, 2016
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$36,414	$—	$—	$36,414
U.S. treasury securities	62,040	—	—	62,040
Total	$98,454	$—	$—	$98,454
6. Inventory
Inventory consists of the following (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$—	$567
Work in process	541	—
Finished goods	83	40
Total inventory	$624	$607

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Research and development services	$4,179	$3,027
Legal and professional services	136	28
Employee compensation	1,406	1,880
Total accrued liabilities	$5,721	$4,935
8. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. Our previous lease commenced in February 2013 and ended December 2016. In January 2016, we entered into a new Lease Agreement for approximately 20,133 square feet of office and laboratory space, which includes and expands on the space we previously subleased for our headquarters. The lease commenced on January 1, 2017 and has a term of five years with an option to extend the lease term by three years. The annual base rent due under the lease is $1.1 million for the first year and will increase by 2.5% each year thereafter. Under the terms of this lease agreement, we provided a $200,000 security deposit in January 2017. In May 2017, we entered into a sublease agreement with a third party subtenant. As sublandlord under this agreement, we are subleasing 5,048 square feet of the Seattle laboratory and office space for a period of three years. The annual base rent payable under this sublease is $273,000 for the first year and will increase by 2.5% each year thereafter. Rent under this sublease agreement is reflected in other income.
We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of June 30, 2017, no funds had been drawn on the letter of credit.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of its intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use this device. In December 2015, we initiated our Phase 2 clinical trial of CMB305 in patients with soft tissue sarcoma, which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses on the accompanying condensed consolidated balance sheets and are being amortized to research and development expense over the related milestone periods. We amortized to research and development expense $0 and $261,000 during the three months ended June 30, 2017 and 2016, respectively, and $0 and $522,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the upfront and milestone payments have been fully amortized to research and development expense. In October 2016, we entered into a letter agreement with NanoPass, which amended our clinical supply agreement to expand the field of use to include all oncology immunotherapy applications and include additional milestone payments that would be paid to NanoPass upon achievement of certain clinical milestones. Per the terms of the letter agreement, we paid NanoPass an additional upfront, one-time, non-refundable payment of $150,000. In addition, we agreed to pay certain future milestone fees up to an aggregate of $8.8 million upon the achievement of certain clinical milestones using this device.
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
We are contingently obligated to pay potential future milestone payments to third parties as part of certain licensing agreements for the ZVex products we develop, which could total up to $7.7 million in aggregate payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.
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
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for the use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. We recognized no milestone revenue under this agreement for the three and six months ended June 30, 2017 and 2016, respectively. The agreement provides for additional potential payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months’ written notice.
We currently have two separate license agreements with MedImmune, LLC (MedImmune), entered into in October 2010, pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of up to $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the achievement of development milestones under these license agreements for the three and six months ended June 30, 2017 and 2016, respectively.
In May 2013, we entered into a nonexclusive license agreement granting Medicago, Inc. (Medicago) a right to research, develop, and commercialize GLA in the field of pandemic influenza. In 2013, Medicago paid an upfront payment of $500,000 under the license agreement, and Medicago is obligated to make additional payments of up to $9.5 million based on the achievement of certain development and government contract milestones for the licensed indication. Medicago is also obligated to pay us a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under license expiration. No revenue was recognized under the agreement for the three and six months ended June 30, 2017 and 2016, respectively.
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
In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.3 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments as a single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments. We recognized no IDRI license-related milestone fees for the three and six months ended June 30, 2017 and 2016.
In 2009, we licensed certain patent rights utilized in our ZVex development platform from the California Institute of Technology (Caltech). As part of acquiring this license, we issued shares of our common stock valued at $25,000. We make annual minimum royalty payments of $25,000 under the license. In addition, we are obligated to pay Caltech up to an aggregate of $1.5 million in additional payments upon the achievement of certain development and regulatory milestones and will owe royalty payments on net sales of licensed products in the low single-digit percentage, if and when commercialized. We recognized $100,000 in Caltech milestone fees for the three and six months ended June 30, 2017, and recognized no Caltech milestone fees for the three and six months ended June 30, 2016.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 8 for additional information.
In October 2016, we entered into a license agreement with TheraVectys SA (TVS), pursuant to which we received a field limited, non-exclusive, sublicensable license in the field of oncology to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $5.75 million, except that the first two milestones payments are waived for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property. We recognized no TVS milestone fees for the three and six months ended June 30, 2017 and 2016.
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
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Under this collaboration we recognized revenue of $700,000 and $400,000 for the three months ended June 30, 2017 and 2016, respectively, and $5.9 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we have a receivable of $428,000 due from Sanofi Pasteur on our accompanying condensed consolidated balance sheets related to this agreement.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of June 30, 2017 or December 31, 2016.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

Common Stock
We had 25,590,065 and 25,413,055 shares of common stock outstanding as of June 30, 2017 and December 31, 2016, respectively. Shares of common stock reserved for future issuance were as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Shares available for issuance under the employee stock purchase plan	484,822	503,620
Options granted and outstanding	4,142,900	3,590,393
Unvested restricted stock units	297,025	107,250
Shares available for future stock option grants	840,751	724,723
Shares of common stock reserved for future issuance	5,765,498	4,925,986
Equity Incentive Plans
Under our 2014 Omnibus Incentive Plan (2014 Plan), the total number of shares of common stock available for issuance increase annually on January 1 of each year in an amount equal to 4% of the total number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding year, or such lesser amount as deemed appropriate by our Board of Directors. On January 1, 2017, the authorized shares available under the 2014 Plan were increased by 1,016,522 shares. There were a total of 3,953,577 shares of common stock authorized under the 2014 Plan as of June 30, 2017.
Under our 2014 Employee Stock Purchase Plan (2014 ESPP), the total number of shares of common stock available for issuance increase annually on January 1 of each year in an amount equal to the lesser of (i) 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year, (ii) 200,000 shares, or such lesser amount as deemed appropriate by our Board of Directors. For 2017, the Board of Directors determined the current shares available for issuance under the 2014 ESPP were sufficient and did not increase the amount of authorized shares. There were a total of 484,822 shares of common stock authorized under the 2014 ESPP as of June 30, 2017.
Restricted Stock Units
Summary restricted stock units (RSUs) information is as follows:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE (per share)
Outstanding at December 31, 2016	107,250	$19.39
Granted (unaudited)	224,540	5.60
Vested (unaudited)	(26,802)	19.39
Forfeited (unaudited)	(7,963)	11.12
Outstanding at June 30, 2017 (unaudited)	297,025	9.19

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2016	3,590,393	$12.13	7.33
Granted (unaudited)	819,801	$5.93
Exercised (unaudited)	(131,410)	$1.24
Expired (unaudited)	(48,478)	$18.82
Forfeited (unaudited)	(87,406)	$14.13
Outstanding at June 30, 2017 (unaudited)	4,142,900	$11.13	7.56	$13,063
Exercisable as of June 30, 2017 (unaudited)	2,168,589	$10.63	6.42	$8,829

As of June 30, 2017, there was $14.2 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $639,000 and $34,000, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Employee:
Research and development	$904	$927	$1,837	$1,936
General and administrative	1,242	1,258	2,522	2,555
Non-Employee:
Research and development	34	35	57	37
General and administrative	25	26	36	53
Total stock-based compensation expense	$2,205	$2,246	$4,452	$4,581
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)

Weighted-average estimated fair value	$4.86	$8.64	$3.93	$12.48
Risk-free interest rate	1.86% - 1.98%	1.19% - 1.49%	1.86% - 2.09%	1.19% - 1.84%
Expected term of options (in years)	6.08	5.85 - 6.08	5.50 - 6.08	5.50 - 6.08
Expected stock price volatility	80%	78% - 80%	80% - 82%	77% - 80%
Expected dividend yield	—	—	—	—
11. Legal Proceedings
Settlement and License Agreements with TheraVectys SA
On October 17, 2016, we entered into a Settlement Agreement and a License Agreement with TheraVectys SA (TVS) obtaining certain present and future intellectual property rights and resolving the litigation that TVS initiated against us in the Chancery Court of the State of Delaware in July 2014, as well as related claims and counterclaims. Please see our prior periodic reports filed with the U.S. Securities and Exchange Commission for a detailed summary of the proceedings.
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
The Escrowed Payment will be disbursed to TVS as follows: (a) fifty percent (50%) when (i) Institut Pasteur consents to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from Institut Pasteur and (ii) the litigation in the United States and Belgium has been dismissed and resolved; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remains unchanged (Escrow Conditions); provided, that the events described in item (a) are a condition to the release of any portion of the Escrowed Payment to TVS, and delays in satisfying the Escrow Conditions may potentially result in a reduction of the amount of the Escrowed Payment that is disbursed to TVS. We believe the Escrow Conditions have been recently satisfied and are in discussions with TVS on the disbursement of the Escrow Payment. As of June 30, 2017, none of the Escrowed Payment has been disbursed.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited)

For the year ended December 31, 2016, the $5.85 million allocated to the dismissal of litigation is recorded as a general and administrative expense and the $1.4 million allocated to the license acquired for current and future TVS IP granted to us is recorded as a research and development expense on the condensed consolidated statements of operations and comprehensive income (loss).
12. Subsequent Event
On July 3, 2017, we entered into a Sales Agreement (ATM Agreement) with Cowen and Company, LLC (Cowen) under which we may offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Market or on any other existing trading market for our common stock. Any common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-206324). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. To date, we have not sold any common stock under the ATM Agreement.

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
Overview
We are a clinical-stage immunotherapy company with next-generation, diversified in vivo approaches designed to enable the body’s immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have designed our technologies to activate the immune system’s natural ability to generate and/or expand antigen-specific cytotoxic T cells, while also enhancing other immune effectors, to fight cancer via distinct mechanisms.  Our two lead product candidates, CMB305 and G100, utilize different immuno-oncology approaches that, we believe, address the shortcomings of existing therapies and have the potential to treat a broad patient population either as individual therapies or in combination with other mechanisms of action. We have also been executing a strategy to partner individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream economics while preserving growth opportunity in the future.
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
Our net loss was $13.8 million and $26.5 million for the three and six months ended June 30, 2017, respectively, compared to $14.3 million and $26.6 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $210.4 million. We have incurred net losses to date and expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will significantly increase as we:

•	complete our current and planned Phase 1 and Phase 2 clinical trials, as well as potentially initiate new clinical trials for existing product candidates, including pivotal trials;

•	continue research and development efforts to build our pipeline beyond our current product candidates;

•	perform additional process development for our product candidates, including initial commercial scale up efforts;

•	seek regulatory approvals for our product candidates, if any, that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize and market products for which we obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, regulatory, quality control, scientific and management personnel; and

•	add operational and financial personnel to support our product development efforts and operational support applicable to operating as a public company.

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
Second Quarter 2017 Highlights
In June 2017, at the American Society of Clinical Oncology (ASCO) 2017 Annual Meeting, we presented data on 25 patients with recurrent soft tissue sarcoma treated with CMB305 monotherapy. The presentation showed that, in a population where 92% of the patients had metastatic disease and 56% were progressing upon trial entry, the median overall survival (OS) had not yet been reached, and the OS rate was 83% at 12 months and 76% at 18 months. These data compare favorably to the median OS for approved second line and later sarcoma agents, which is 12.4-13.5 months, as well as a published median OS of 11.7 months for synovial sarcoma patients specifically, which was the largest patient population enrolled in this trial. A disease control rate of 64% was observed, including tumor growth arrest in patients who had evidence of disease progression at study entry. CMB305 was also well tolerated, with only one related Grade 3 adverse event and no Grade 4 adverse events. With respect to immunogenicity, CMB305 generated a strong and broad anti-NY-ESO-1 immune response in over 50% of the patients, with 32% of patients experiencing an integrated response (T cells and antibodies), and induction of an immune response against other tumor antigens not targeted by CMB305 was detected in 33% of evaluable patients following CMB305 therapy. In a separate presentation examining data from a pool of 64 patients of various tumor types treated with CMB305 or LV305 monotherapy, we reported that the induction of the intended anti-NY-ESO-1 immune response by these agents is associated with improved patient survival, particularly in patients with pre-existing anti-NY-ESO-1 immunity. These immune biomarkers, including what we believe are novel biomarkers derived from public T cell receptors, may guide regulatory strategy via the selection of patients more likely to have survival benefit on CMB305 therapy.

At the ASCO 2017 Annual Meeting, we also presented data on nine patients with follicular non-Hodgkin Lymphoma treated with G100 monotherapy and local radiation. Of these nine patients, 56% were relapsed/refractory, most had Stage III or IV disease (56% and 33%, respectively), 56% had received at least two prior therapies and 78% had progressive disease upon study entry. We observed objective responses at all dose levels tested, including a 100% disease control rate. Specifically, 44% of the patients achieved a partial response based on World Health Organization (WHO) criteria, which is at least 50% tumor reduction, and the balance of the patients achieved stable disease. In addition, 50% of evaluable patients experienced shrinkage of untreated distal, or abscopal, lesions. G100 was well tolerated with no related Grade 3/4 adverse events. Finally, G100 resulted in favorable tumor microenvironment changes, with tumor biopsies showing increased inflammatory responses and T cell infiltrates in abscopal, non-treated tumors.
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
Research and Development Expenses
We focus our resources on our internal and collaborative research and development activities, including the conduct of preclinical studies, product development, clinical trials and activities related to regulatory filings for our product candidates and clinical trials. We recognize our research and development expenses as they are incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, lab supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities, including clinical studies and manufacturing, on our behalf.
We are conducting research and development activities on several oncology disease targets and account for research and development costs on a program-by-program basis.
The table below summarizes our direct research and development expenses for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to contract manufacturing organizations (CMOs), clinical research organizations (CROs), consultants, clinical trial sites and for contract research services. We typically use our employee and infrastructure resources across multiple research and development programs and therefore do not allocate salaries, stock-based compensation, employee benefit or other indirect costs related to our research and development to specific product candidates. Those expenses are included in “Indirect research and development expense by type” in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Direct research and development expense by platform:
ZVex	$3,845	$5,253	$7,641	$9,668
GLAAS	1,267	1,374	1,816	1,851
G103	968	322	5,951	2,111
Total direct research and development program expense	6,080	6,949	15,408	13,630
Indirect research and development expense by type:
Personnel related costs	3,101	2,538	6,247	5,328
Research and development supplies and services	1,039	1,509	2,002	2,207
Allocated facility, equipment, travel and other expense	643	390	1,244	791
Total indirect research and development expense	4,783	4,437	9,493	8,326
Total research and development expense	$10,863	$11,386	$24,901	$21,956

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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
Restricted Cash
Restricted cash includes funds used to secure our obligations associated with the settlement of all claims and disputes under the Settlement Agreement with TheraVectys SA (TVS). As of June 30, 2017 a deposit of $6.0 million was held in escrow and restricted from withdrawal. See Note 11 for additional information.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40), Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 was effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. We adopted this standard on January 1, 2017.
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
Results of Operations
Comparison of Three Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase/ (Decrease)
	2017	2016
	(in thousands)
	(unaudited)
Total revenues	$729	$1,133	$(404)
Operating expenses:
Cost of product sales	18	253	(235)
Research and development	10,863	11,386	(523)
General and administrative	3,888	3,948	(60)
Total operating expenses	14,769	15,587	(818)
Loss from operations	(14,040)	(14,454)	414
Interest and other income	194	107	87
Net loss	$(13,846)	$(14,347)	$501
Total Revenues and Cost of Product Sales
The $0.4 million decrease in total revenues was primarily attributable to a decrease of $0.7 million in product sales to collaboration partners and other third parties under Materials Transfer Agreements. Offsetting this decrease was an increase of $0.3 million in collaboration service revenue related to the performance of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.
Research and Development Expenses
The $0.5 million decrease in research and development expenses was primarily attributable to a decrease of $1.7 million in contract manufacturing costs related to the various process development and manufacturing services performed at our contract manufacturers. Contract manufacturing costs will fluctuate from period to period based upon the timing of when contract manufacturing services are performed during the periods. Offsetting this decrease was an increase of $0.6 million in personnel-related expenses, which was primarily due to an increase in compensation and benefits as a result of an increase in research and development headcount to support our advancing research and clinical pipeline activities, an increase of $0.3 million in our clinical trials costs related to the continuing advancement of our Phase 1 and Phase 2 clinical trials, and an increase of $0.3 million in facility related costs and expenses associated with our new facility lease for our headquarters in Seattle, which commenced on January 1, 2017.
General and Administrative Expenses
General and administrative expenses did not materially differ over the comparative periods. The $0.1 million decrease in general and administrative expenses was primarily attributable to a decrease of $0.4 million in professional fees and services offset by an increase of $0.2 million in compensation and benefits to help support operations and an increase of $0.1 million in facility related costs and expenses associated with our new facility lease for our headquarters in Seattle, which commenced on January 1, 2017.

Comparison of Six Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase/ (Decrease)
	2017	2016
	(in thousands)
	(unaudited)
Total revenues	$6,194	$2,996	$3,198
Operating expenses:
Cost of product sales	55	275	(220)
Research and development	24,901	21,956	2,945
General and administrative	8,023	7,862	161
Total operating expenses	32,979	30,093	2,886
Loss from operations	(26,785)	(27,097)	312
Interest and other income	319	456	(137)
Net loss attributable to common stockholders	$(26,466)	$(26,641)	$175
Total Revenues and Cost of Product Sales
The $3.2 million increase in total revenues was primarily attributable to an increase of $3.6 million in collaboration service revenue related to the performance of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. Offsetting this increase was a decrease of $0.4 million in product sales to collaboration partners and other third parties under Materials Transfer Agreements. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.
Research and Development Expenses
The $2.9 million increase in research and development expenses was primarily attributable to an increase of $1.4 million in our clinical trials costs related to the continuing advancement of our Phase 1 and Phase 2 clinical trials, an increase of $0.9 million in compensation and benefits as a result of an increase in research and development headcount to support our advancing research and clinical pipeline activities, an increase of $0.4 million in facility related costs and expenses associated with our new facility lease for our headquarters in Seattle, which commenced on January 1, 2017, and an increase of $0.3 million in contract manufacturing costs related to the various process development and manufacturing services performed at our contract manufacturers. Contract manufacturing costs will fluctuate from period to period based upon the timing of when contract manufacturing services are performed during the periods. Offsetting these increases was a decrease of $0.1 million in professional services and research and development supplies.
General and Administrative Expenses
General and administrative expenses did not materially differ over the comparative periods. The $0.2 million increase in general and administrative expenses was primarily attributable to an increase of $0.3 million in compensation and benefits to help support operations and an increase of $0.2 million in facility related costs and expenses associated with our new facility lease for our headquarters in Seattle, which commenced on January 1, 2017. Offsetting these increases was a decrease of $0.4 million in professional fees and services.
Liquidity and Capital Resources
Liquidity
As of June 30, 2017, we had cash and cash equivalents, short-term investments and other receivables totaling $81.4 million. In addition to our existing cash, cash equivalents, short-term investments and other receivables, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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
At-The-Market Offering
On July 3, 2017, we filed a prospectus supplement for an at-the-market offering (ATM) program with the SEC related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $50.0 million through Cowen and Company, LLC, as sales agent. The shares of common stock will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-206324). No shares of common stock have been sold under this prospectus supplement.
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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents, short-term investments and other receivables as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including the U.S. Food and Drug Administration (FDA) review of any Biologics License Application (BLA) we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows (in thousands) for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016

	(unaudited)
Net cash used in operating activities	$(26,041)	$(20,437)
Net cash provided by (used in) investing activities	15,741	(42,054)
Net cash provided by financing activities	397	101

Net Cash Used in Operating Activities
Net cash used in operating activities was $26.0 million during the six months ended June 30, 2017 and consisted primarily of our net loss of $26.5 million and a net increase in operating assets and liabilities of $4.3 million, which included restricted cash of $6.0 million associated with the TVS Settlement Agreement, a reduction in deferred revenue of $2.5 million attributable to the Sanofi Pasteur G103 collaboration agreement, offset by non-cash charges of $4.5 million for stock-based compensation expense and $0.2 million in depreciation and amortization expense. Net cash used in operating activities was $20.4 million during the six months ended June 30, 2016 and consisted primarily of our net loss of $26.6 million, which was partially offset by non-cash charges of $4.6 million for stock-based compensation expense and a net decrease in operating assets and liabilities of $1.5 million.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $15.7 million during the six months ended June 30, 2017 and consisted primarily of purchases of $0.3 million in property and equipment, primarily lab equipment to support research and development efforts and $12.0 million in short-term investments in U.S. Treasury securities, partially offset by $28.0 million in maturities of these investments. Net cash used in investing activities was $42.1 million for the six months ended June 30, 2016 and consisted primarily of our purchase of $48.0 million in short-term investments in U.S. Treasury securities, partially offset by $6.0 million in maturities of these investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2017, primarily attributable to cash received from the issuances of common stock under our equity incentive plans. Net cash provided by financing activities was $0.1 for the six months ended June 30, 2016, primarily attributable to cash received from the issuances of common stock under our equity incentive plans.
Contractual Obligations and Contingent Liabilities
During the six months ended June 30, 2017, there were no material changes to our contractual obligations and commitments described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2017, we had cash and cash equivalents of $35.3 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $46.0 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a ten percent change in interest rates were to have occurred on June 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and six months ended June 30, 2017, we reported net losses of $13.8 million and $26.5 million, respectively, compared with net losses of $14.3 million and $26.6 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $210.4 million.
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
To date, we have only generated limited revenues from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and GLA supply agreements and such revenues have not been sufficient to cover our operating expenses. Product sales to collaboration partners and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments and contract services performed during such periods. Our ability to generate significant product revenue and become profitable depends upon our ability to successfully commercialize our current product candidates or any other future product candidates. We do not anticipate generating revenue from the sale of our current or future product candidates for the foreseeable future. Our ability to generate significant product revenue from our current or future product candidates also depends on a number of additional factors, including but not limited to our ability to:

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
Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings or from other sources. We have a shelf registration statement on Form S-3 (Registration No. 333-206324), which was declared effective by the SEC in December 2015, that allows us to sell up to an aggregate of $250 million of our common stock, including up to $50.0 million designated in the prospectus supplement we filed with the SEC in July 2017 for an ATM offering program. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these restrictions could significantly harm our business, financial condition and prospects.
We plan to use potential future operating losses and our federal and state net operating loss (NOL), carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards could be limited as a result of issuance of equity securities.
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
We have not completed the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•	delays in initiating clinical trial sites to conduct our clinical trials and reaching agreement on acceptable terms and budgets with prospective clinical trial sites;

•	delays in, or failure to obtain, approval from institutional review boards, (IRBs), ethics committees, (ECs), or institutional biosafety committees, to begin clinical trials at study sites;

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
Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices, (cGCP), or other applicable foreign government guidelines. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs and ECs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable current Good Manufacturing Practices, (cGMP). Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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
Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the Affordable Care Act. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans introduced and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the Affordable Care Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.
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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing any money or other assets of a health care benefit program, willfully obstructing a criminal investigation of a health care fraud offense, or knowingly and willfully making false statements relating to healthcare matters;

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
We do not currently operate manufacturing facilities for clinical or commercial production of our product candidates. We have limited experience in manufacturing our product candidates, and we lack the resources and the capabilities to do so on a clinical or commercial scale. We do not intend to develop facilities for the manufacture of products for clinical trials or commercial purposes in the foreseeable future. We rely on third-party CMOs to produce bulk drug substance and formulated drug products as well as fill/finish required for our clinical trials. We plan to continue to rely upon CMOs and, potentially, collaboration partners, to manufacture commercial quantities of our product candidates. We do not have a long-term commercial supply arrangement in place with any of our contract manufacturers. If we need to identify additional manufacturers, we may experience delays and additional cost. We have not secured commercial supply agreements with any contract manufacturers and can give no assurance that we will enter commercial supply agreements with any contract manufacturers on favorable terms or at all.
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

In February 2013, a third party filed an opposition at the EPO requesting revocation of European Patent No. 2068918 directed to GLA vaccine formulations and uses. This patent is licensed to us by IDRI and is an important part of our proprietary GLAAS platform in Europe. We are vigorously defending the grant of this patent. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent have appealed this outcome, and we cannot be certain that this patent will be maintained by the EPO at an appeal hearing, or if any reduction to the scope would adequately cover our products. Revocation of this patent, or maintenance of an amended patent with inadequate coverage, could impair our ability to prevent competition from third parties in Europe, which could have an adverse impact on our business. The outcome of an appeal to this proceeding may not be known for several years.The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, some of our patents relate to treatment methods or dosing regimens that are not considered patentable subject matter in some foreign countries. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
For example, in February 2013, a third party filed an opposition at the EPO requesting revocation of European Patent No. 2068918 directed to GLA vaccine formulations and uses. This patent is licensed to us by IDRI and is an important part of our proprietary GLAAS platform in Europe. We are vigorously defending the grant of this patent. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent have appealed this outcome, and we cannot be certain that this patent will be maintained by the EPO at an appeal hearing, or if any reduction to the scope would adequately cover our products. Revocation of this patent, or maintenance of an amended patent with inadequate coverage, could impair our ability to prevent competition from third parties in Europe, which could have an adverse impact on our business. The outcome of an appeal to this proceeding may not be known for several years.
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
We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our initial public offering in July 2014; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In July 2017, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million. We are unable to predict the effect that sales of our common stock in the public market may have on the prevailing market price of our common stock.
Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.
To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the six months ended June 30, 2017 was approximately 115,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.
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
None.
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

Immune Design Corp.
(Registrant)

Date:	August 2, 2017	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2017	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

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