Form 10-Q
period 2017-09-30
Immune Design Corp.
filed 2017-11-01
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of October 30, 2017, the number of outstanding shares of the registrant’s common stock was 48,058,838.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;

•	the implementation of our business model and strategic plans for our business and technology;

•	the timing of the commencement and progress of, and the receipt of data from, any of our preclinical and clinical trials;

•	the expected results of any clinical trial and the impact on the likelihood or timing of any regulatory approval;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our technology and product candidates;

•	the timing or likelihood of regulatory filings and approvals;

•	the outcome of any current or future litigation;

•	developments relating to our competitors and our industry; and

•	our expectations regarding licensing, acquisitions and strategic operations.
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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,369	$45,214
Short-term investments	35,970	62,041
Accounts receivable	520	517
Inventory	608	607
Prepaid expenses	2,437	2,546
Restricted cash	6,000	—
Other receivables	3,113	3,156
Total current assets	77,017	114,081
Property and equipment, net	502	414
Other assets	550	—
Total assets	$78,069	$114,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,552	$4,559
Accrued liabilities	5,581	4,935
Accrued litigation-related settlement	7,250	7,250
Deferred revenue and other current liabilities	7	2,519
Total current liabilities	15,390	19,263
Other noncurrent liabilities	91	56
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2017 (unaudited) and December 31, 2016; 25,633,838 and 25,413,055 shares issued and outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively	26	25
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	286,353	278,913
Accumulated deficit	(223,777)	(183,738)
Accumulated other comprehensive loss	(14)	(24)
Total stockholders’ equity	62,588	95,176
Total liabilities and stockholders’ equity	$78,069	$114,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Revenues:
Licensing revenue	$—	$7,000	$—	$7,000
Collaborative revenue	510	780	6,395	3,036
Product sales	6	426	315	1,166
Total revenues	516	8,206	6,710	11,202
Operating expenses:
Cost of product sales	16	72	71	347
Research and development	10,246	11,173	35,147	33,129
General and administrative	3,909	9,554	11,932	17,416
Total operating expenses	14,171	20,799	47,150	50,892
Loss from operations	(13,655)	(12,593)	(40,440)	(39,690)
Interest and other income	239	150	558	606
Net loss	$(13,416)	$(12,443)	$(39,882)	$(39,084)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	29	(23)	10	7
Comprehensive loss	$(13,387)	$(12,466)	$(39,872)	$(39,077)
Basic and diluted net loss per share	$(0.52)	$(0.60)	$(1.56)	$(1.92)
Weighted-average shares used to compute basic and diluted net loss per share	25,620,781	20,803,776	25,551,065	20,372,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Operating activities
Net loss	$(39,882)	$(39,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	228
Amortization of premium/discount on investments	45	(30)
Stock-based compensation expense	6,601	6,907
Changes in operating assets and liabilities:
Accounts receivable	(3)	(6,522)
Inventory	(1)	(696)
Prepaid expenses	109	(2,898)
Restricted cash	(6,000)	—
Other receivables	43	—
Other assets	(550)	—
Accounts payable	(2,007)	1,277
Accrued liabilities	646	737
Accrued litigation-related settlement	—	5,850
Deferred revenue and other liabilities	(2,477)	2,872
Net cash used in operating activities	(43,220)	(31,359)
Investing activities
Purchases of property and equipment	(344)	(76)
Maturities of short-term investments	50,000	23,000
Purchases of short-term investments	(23,964)	(65,000)
Net cash provided by (used in) investing activities	25,692	(42,076)
Financing activities
Issuance of common stock to the public, net of offering costs	—	30,822
Proceeds from issuances of common stock under equity incentive plans	683	126
Net cash provided by financing activities	683	30,948
Net decrease in cash and cash equivalents	(16,845)	(42,487)
Cash and cash equivalents, beginning of period	45,214	112,921
Cash and cash equivalents, end of period	$28,369	$70,434
Supplemental cash flow information
Stock offering costs incurred, not yet paid	$—	$512
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex® and GLAAS®. Our primary product candidates, CMB305 and G100, utilize different immuno-oncology approaches and are in multiple Phase 1 and Phase 2 clinical trials. A Phase 3 trial design for CMB305 in synovial sarcoma patients is planned for 2018. In addition, we have licensed to third parties the right to use the GLAAS platform in select infectious disease and allergy indications. We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have an additional facility in South San Francisco, California.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 7, 2017 (Annual Report).
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury and agency securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Restricted Cash
Restricted cash includes funds used to secure our obligations associated with the settlement of all claims and disputes under our Settlement Agreement with TheraVectys SA (TVS). As of September 30, 2017, a deposit of $6.0 million was held in escrow and restricted from withdrawal. See Note 11 for additional information.
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
Milestones are considered substantive if all of the following conditions are met: (1) the milestone is nonrefundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as unearned revenue.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

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
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. The standard is effective for public companies for the fiscal years and interim reporting periods beginning after December 15, 2018. We plan to adopt this new standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard on our unaudited condensed consolidated financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities.
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
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications that occur on or after the adoption date. We are currently reviewing and evaluating this recent update and plan to adopt on the required adoption date. For the quarter ended September 30, 2017, there were no modifications to the terms or conditions of a share-based payment award.
In September 2017, the FASB issued ASU No. 2017-13 to amend revenue recognition (Topic 605), revenue from contracts with customers (Topic 606), leases (Topic 840), and leases (Topic 842) adding Securities and Exchange Commission (SEC) paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. We are currently reviewing and evaluating this recent update and plan to adopt as required. For the quarter ended September 30, 2017, there were no modifications or changes incorporated with respect to this recently issued update.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

	September 30,
	2017	2016
	(unaudited)
Outstanding options to purchase common stock	4,135,938	3,481,952
Unvested restricted stock units	296,155	115,250
Total outstanding shares of common stock equivalents	4,432,093	3,597,202
4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	September 30, 2017
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$27,946	$—	$—	$27,946
U.S. Treasury securities	35,983	1	(14)	35,970
Total	$63,929	$1	$(14)	$63,916
Classified as:
Cash equivalents				$27,946
Short-term investments				35,970
Total				$63,916
All U.S. Treasury securities held as of September 30, 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	(unaudited)
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$27,946	$—	$—	$27,946
U.S. treasury securities	35,970	—	—	35,970
Total	$63,916	$—	$—	$63,916

	December 31, 2016
Assets:	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Money market funds	$36,414	$—	$—	$36,414
U.S. treasury securities	62,040	—	—	62,040
Total	$98,454	$—	$—	$98,454
6. Inventory
Inventory consists of the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Work in process	$541	$567
Finished goods	67	40
Total inventory	$608	$607

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Research and development services	$3,477	$3,027
Legal and professional services	123	28
Employee compensation	1,981	1,880
Total accrued liabilities	$5,581	$4,935
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of September 30, 2017, no funds had been drawn on the letter of credit.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of its intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use this device. In December 2015, we initiated our Phase 2 clinical trial of CMB305 in patients with soft tissue sarcoma, which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses on the accompanying condensed consolidated balance sheets and are being amortized to research and development expense over the related milestone periods. We amortized to research and development expense $0 and $111,000 during the three months ended September 30, 2017 and 2016, respectively, and $0 and $633,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the upfront and milestone payments have been fully amortized to research and development expense. In October 2016, we entered into a letter agreement with NanoPass, which amended our clinical supply agreement to expand the field of use to include all oncology immunotherapy applications and include additional milestone payments that would be paid to NanoPass upon achievement of certain clinical milestones. Per the terms of the letter agreement, we paid NanoPass an additional upfront, one-time, non-refundable payment of $150,000. In addition, we agreed to pay certain future milestone fees up to an aggregate of $8.8 million upon the achievement of certain clinical milestones using this device.
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
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for the use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. We recognized no milestone revenue under this agreement for the three and nine months ended September 30, 2017, and $7.0 million for the three and nine months ended September 30, 2016. The agreement provides for additional potential payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months’ written notice.
We currently have two separate license agreements with MedImmune, LLC (MedImmune), entered into in October 2010, pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of up to $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the achievement of development milestones under these license agreements for the three and nine months ended September 30, 2017 and 2016, respectively.
In May 2013, we entered into a nonexclusive license agreement granting Medicago, Inc. (Medicago) a right to research, develop, and commercialize GLA in the field of pandemic influenza. In 2013, Medicago paid an upfront payment of $500,000 under the license agreement, and Medicago is obligated to make additional payments of up to $9.5 million based on the achievement of certain development and government contract milestones for the licensed indication. Medicago is also obligated to pay us a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under license expiration. No revenue was recognized under the agreement for the three and nine months ended September 30, 2017 and 2016, respectively.
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
In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.3 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments as a single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments. We recognized no IDRI license-related milestone fees for the three and nine months ended September 30, 2017, and $225,000 license-related milestone fees for the three and nine months ended September 30, 2016.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

In 2009, we licensed certain patent rights utilized in our ZVex development platform from the California Institute of Technology (Caltech). As part of acquiring this license, we issued shares of our common stock valued at $25,000. We made annual minimum royalty payments of $25,000 under the license, which ceased following our milestone payment in August 2017. In addition, we are obligated to pay Caltech up to an aggregate of $1.5 million in additional payments upon the achievement of certain development and regulatory milestones and will owe royalty payments on net sales of licensed products in the low single-digit percentage, if and when commercialized. We recognized no Caltech milestone fees for the three months ended September 30, 2017, and $100,000 in Caltech milestone fees for the nine months ended September 30, 2017. For the three and nine months ended September 30, 2016 no Caltech milestone fees were recognized.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 8 for additional information.
In October 2016, we entered into a license agreement with TheraVectys SA (TVS), pursuant to which we received a field limited, non-exclusive, sublicensable license in the field of oncology to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $5.75 million, except that the first two milestones payments are waived for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property. We recognized no TVS milestone fees for the three and nine months ended September 30, 2017 and 2016.
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
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Under this collaboration we recognized revenue of $510,000 and $780,000 for the three months ended September 30, 2017 and 2016, respectively, and $6.4 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we have a receivable of $479,000 due from Sanofi Pasteur on our accompanying condensed consolidated balance sheets related to this agreement.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of September 30, 2017 or December 31, 2016.
Common Stock
We had 25,633,838 and 25,413,055 shares of common stock outstanding as of September 30, 2017 and December 31, 2016, respectively. Shares of common stock reserved for future issuance were as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
Shares available for issuance under the employee stock purchase plan	484,822	503,620
Options granted and outstanding	4,135,938	3,590,393
Unvested restricted stock units	296,155	107,250
Shares available for future stock option grants	804,810	724,723
Shares of common stock reserved for future issuance	5,721,725	4,925,986
In July 2017, we entered into a Sales Agreement (ATM Agreement) with Cowen and Company, LLC (Cowen) under which we may offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Market or on any other existing trading market for our common stock. Any common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-206324). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any common stock sold under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. To date, we have not sold any common stock under the ATM Agreement.
Equity Incentive Plans
Under our 2014 Omnibus Incentive Plan (2014 Plan), the total number of shares of common stock available for issuance increases annually on January 1 of each year in an amount equal to 4% of the total number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding year, or such lesser amount as deemed appropriate by our Board of Directors. On January 1, 2017, the authorized shares available under the 2014 Plan were increased by 1,016,522 shares. There were a total of 3,953,937 shares of common stock authorized under the 2014 Plan as of September 30, 2017.
Under our 2014 Employee Stock Purchase Plan (2014 ESPP), the total number of shares of common stock available for issuance increases annually on January 1 of each year in an amount equal to the lesser of (i) 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year, (ii) 200,000 shares, or such lesser amount as deemed appropriate by our Board of Directors. For 2017, the Board of Directors determined the current shares available for issuance under the 2014 ESPP were sufficient and did not increase the amount of authorized shares. There were a total of 484,822 shares of common stock authorized under the 2014 ESPP as of September 30, 2017.
Restricted Stock Units
Summary restricted stock units (RSUs) information is as follows:

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE (per share)
Outstanding at December 31, 2016	107,250	$19.39
Granted (unaudited)	224,540	5.60
Vested (unaudited)	(26,802)	19.39
Forfeited (unaudited)	(8,833)	11.23
Outstanding at September 30, 2017 (unaudited)	296,155	9.18
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2016	3,590,393	$12.13	7.33
Granted (unaudited)	920,301	$6.36
Exercised (unaudited)	(175,183)	$2.56
Expired (unaudited)	(101,931)	$20.16
Forfeited (unaudited)	(97,642)	$14.27
Outstanding at September 30, 2017 (unaudited)	4,135,938	$11.01	7.51	$14,368
Exercisable as of September 30, 2017 (unaudited)	2,202,970	$10.66	6.46	$9,809

As of September 30, 2017, there was $12.9 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $868,000 and $124,000, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Employee:
Research and development	$905	$957	$2,742	$2,893
General and administrative	1,181	1,198	3,703	3,753
Non-Employee:
Research and development	39	165	96	202
General and administrative	24	6	60	59
Total stock-based compensation expense	$2,149	$2,326	$6,601	$6,907
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Weighted-average estimated fair value	$7.44	$3.25	$4.32	$11.72
Risk-free interest rate	1.9% - 2.0%	1.1% - 1.3%	1.9% - 2.1%	1.1% - 1.8%
Expected term of options (in years)	6.08	6.08	5.50 - 6.08	5.50 - 6.08
Expected stock price volatility	90% - 91%	77%	79% - 91%	77% - 80%
Expected dividend yield	—	—	—	—
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
As a non-contingent fee for a license to certain present and future intellectual property of TVS, and in consideration for the settlement of all claims and disputes between the parties, we have paid $6.0 million into an escrow account (Escrowed Payment), and we have also agreed to pay $1.25 million to TVS upon raising $25.0 million, in the aggregate, through equity sales, debt or licensing revenue (see Note 12).
The Escrowed Payment will be disbursed to TVS as follows: (a) fifty percent (50%) when (i) Institut Pasteur consents to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from Institut Pasteur and (ii) the litigation in the United States and Belgium has been dismissed and resolved; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remains unchanged (Escrow Conditions); provided, that the events described in item (a) are a condition to the release of any portion of the Escrowed Payment to TVS, and delays in satisfying the Escrow Conditions may potentially result in a reduction of the amount of the Escrowed Payment that is disbursed to TVS. We believe the Escrow Conditions have now been satisfied, and are in discussions with TVS on the disbursement of the Escrow Payment. As of September 30, 2017, none of the Escrowed Payment has been disbursed.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited)

For the year ended December 31, 2016, the $5.85 million allocated to the dismissal of litigation was recorded as a general and administrative expense and the $1.4 million allocated to the license acquired for current and future TVS IP granted to us was recorded as a research and development expense on the condensed consolidated statements of operations and comprehensive income (loss).
12. Subsequent Event
On October 27, 2017, we completed an underwritten follow-on public offering of 22,425,000 shares of our common stock, inclusive of the full exercise by the underwriters of the 30-day option to purchase 2,925,000 additional shares, at a public offering price of $4.10 per share. We received estimated net proceeds of approximately $86.6 million, after deducting underwriting discounts and commissions, and estimated offering expenses totaling approximately $5.4 million.
Ponoi Capital, LP, which is affiliated with The Column Group, LP and The Column Group II, LP, our largest stockholders, participated in our follow-on public offering. A member of our board of directors, Peter Svennilson, is a managing partner of Ponoi Management, LLC, The Column Group GP, LP and The Column Group II GP, LP, the general partners of Ponoi Capital, LP, The Column Group, LP and The Column Group II, LP, respectively. Ponoi Capital, LP, purchased 2,681,000 shares of our common stock at the public offering price for an aggregate purchase price of approximately $11 million.
Pursuant to the terms of our Settlement Agreement, dated October 17, 2016, between the Company and TheraVectys SA (TVS), we are obligated and plan to pay $1.25 million to TVS within 30 days after the completion of our recent offering.

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
Our net loss was $13.4 million and $39.9 million for the three and nine months ended September 30, 2017, respectively, compared to $12.4 million and $39.1 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $223.8 million. We have incurred net losses to date and expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will significantly increase as we:

•	complete our current and planned clinical trials, as well as potentially initiate new clinical trials for existing product candidates, including pivotal trials;

•	continue research and development efforts to build our pipeline beyond our current product candidates;

•	perform additional process development for our product candidates, including initial commercial scale up efforts;

•	seek regulatory approvals for our product candidates, if any, that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize and market products for which we obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, regulatory, quality control, scientific and management personnel; and

•	add operational and financial personnel to support our product development efforts and operational support applicable to operating as a public company.

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
Third Quarter 2017 and Other Recent Highlights
In September 2017, at the European Society of Medical Oncology (ESMO) 2017 Congress, we presented an interim analysis of our ongoing, randomized Phase 2 combination study of CMB305. This fully enrolled trial is evaluating the safety, immunogenicity and efficacy of CMB305 in combination with atezolizumab, or atezolizumab alone, in a total of 88 patients with locally advanced, relapsed, or metastatic NY-ESO-1+ synovial sarcoma or myxoid/round-cell liposarcoma. Data presented at ESMO evaluated a pre-specified interim analysis of 36 patients in a data cut with median duration of observation of less than six months. The interim analysis data showed that NY-ESO-1+ soft tissue sarcoma patients receiving CMB305 in combination with atezolizumab experienced a greater clinical benefit and immune response than those receiving atezolizumab alone, including a DCR of 61% versus 28%, median progression free survival (PFS) of 2.6 months versus 1.4 months, and time to next treatment (TTNT) of 9 months versus 6.3 months, respectively. The trend of greater clinical benefit remained consistent for the full study population, including a DCR of 57% for the CMB305 + atezolizumab group versus 38% for the atezolizumab alone group. We also observed three partial responses in the CMB305 + atezolizumab group versus zero responses in the atezolizumab alone group. Patients in the full study population who received CMB305 plus atezolizumab also demonstrated stronger induced anti-NY-ESO-1 immune responses (demonstrated by production of T cells or antibodies) compared to those receiving atezolizumab alone (n=60/88). An exploratory biomarker analysis showed a continued link between induced immune response and improved overall survival (OS). CMB305 + atezolizumab was observed to be well tolerated, and there were no new safety signals in either arm of the trial. We believe the potential benefit for CMB305 + atezolizumab treatment will be improved survival coupled with a favorable safety profile, based on our experience with CMB305 monotherapy to date. As of the data collection date, OS data were immature due to a median duration of observation of less than six months. We intend to present survival data from this Phase 2 trial beginning in 2018 once all patients approach at least one year of follow up and the data mature.

In October 2017, we announced receipt of positive feedback from the U.S. Food and Drug Administration (FDA) on a Phase 3 trial design for CMB305 in synovial sarcoma patients in a maintenance setting. The trial is designed to enroll 248 patients with NY-ESO-1+ synovial sarcoma who will either receive CMB305 monotherapy or placebo. The patients will be randomized 1:1, with co-primary endpoints of PFS and OS. The PFS analysis may occur as early as 24 months from the first patient dosed. If the PFS endpoint is met, we intend to file a Biologics License Application (BLA) and seek approval for CMB305 to treat this patient population. We may also develop a companion diagnostic in connection with our CMB305 development program to identify NY-ESO-1 expressing tumors, which test we believe would require FDA approval. We expect to initiate this Phase 3 clinical trial in mid-2018.
On October 27, 2017, we completed an underwritten follow-on public offering of 22,425,000 shares of our common stock, inclusive of the full exercise by the underwriters of the 30-day option to purchase 2,925,000 additional shares, at a public offering price of $4.10 per share. We received estimated net proceeds of approximately $86.6 million, after deducting underwriting discounts and commissions, and estimated offering expenses totaling approximately $5.4 million.

Pursuant to the terms of our Settlement Agreement, we are obligated and plan to pay $1.25 million to TVS within 30 days after the completion of our recent stock offering.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Direct research and development expense by platform:
ZVex	$3,324	$2,641	$10,965	$12,309
GLAAS	1,406	2,628	3,222	4,479
G103	333	832	6,284	2,943
Total direct research and development program expense	5,063	6,101	20,471	19,731
Indirect research and development expense by type:
Personnel related costs	3,229	2,720	9,476	8,048
Research and development supplies and services	1,306	1,779	3,307	3,985
Allocated facility, equipment, travel and other expense	648	573	1,893	1,365
Total indirect research and development expense	5,183	5,072	14,676	13,398
Total research and development expense	$10,246	$11,173	$35,147	$33,129

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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
Restricted Cash
Restricted cash includes funds used to secure our obligations associated with the settlement of all claims and disputes under the Settlement Agreement with TVS. As of September 30, 2017 a deposit of $6.0 million was held in escrow and restricted from withdrawal. See Note 11 for additional information.
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15 (Subtopic 205-40), Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidance about management’s responsibility to evaluate whether or not there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 was effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. We adopted this standard on January 1, 2017.
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
Results of Operations
Comparison of Three Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase/ (Decrease)
	2017	2016
	(in thousands)
	(unaudited)
Total revenues	$516	$8,206	$(7,690)
Operating expenses:
Cost of product sales	16	72	(56)
Research and development	10,246	11,173	(927)
General and administrative	3,909	9,554	(5,645)
Total operating expenses	14,171	20,799	(6,628)
Loss from operations	(13,655)	(12,593)	(1,062)
Interest and other income	239	150	89
Net loss	$(13,416)	$(12,443)	$(973)
Total Revenues and Cost of Product Sales
The $7.7 million decrease in total revenues was primarily attributable to a decrease of $7.0 million in licensing revenue between the two comparable periods. During the three months ended September 30, 2016, we recognized $7.0 million in licensing revenue as a result of the milestone payment received pursuant to the terms of our license agreement with Sanofi. There were no such licensing revenue from Sanofi or any other partner recognized during the comparable period in 2017. In addition, product sales to collaboration partners and other third parties under materials transfer agreements decreased by $0.4 million compared to the same period in 2016. Collaboration service revenue related to the performance of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014 decreased by $0.3 million during the same period in 2017. Product sales to collaboration partners and other third parties and collaboration service revenue fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.
Research and Development Expenses
The $0.9 million decrease in research and development expenses was primarily attributable to a decrease of $0.9 million in-licensing royalties and fees due to other third parties from which we license various technologies , a $0.2 million decrease in clinical trial costs based upon the level of patient activities performed during the comparable periods, and a $0.6 million decrease in contract manufacturing costs related to the various process development and manufacturing services performed at our contract manufacturers. Contract manufacturing costs fluctuate from period to period based upon the timing of when contract manufacturing services are performed during the periods. Offsetting these decreases was an increase of $0.5 million in personnel-related expenses, which was primarily due to an increase in compensation and benefits as a result of an increase in research and development headcount to support our advancing research and clinical pipeline activities, an increase of $0.2 million in facility related costs and expenses associated with our new facility lease for our headquarters in Seattle, which commenced on January 1, 2017 and an increase of $0.1 million in general research and development activities.
General and Administrative Expenses
The $5.6 million decrease in general and administrative expenses was primarily attributable to the $5.85 million litigation-related settlement recorded during the three months ended September 30, 2016, as part of our Settlement Agreement with TVS.
Comparison of Nine Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2017	2016
	(in thousands)
	(unaudited)
Total revenues	$6,710	$11,202	$(4,492)
Operating expenses:
Cost of product sales	71	347	(276)
Research and development	35,147	33,129	2,018
General and administrative	11,932	17,416	(5,484)
Total operating expenses	47,150	50,892	(3,742)
Loss from operations	(40,440)	(39,690)	(750)
Interest and other income	558	606	(48)
Net loss attributable to common stockholders	$(39,882)	$(39,084)	$(798)
Total Revenues and Cost of Product Sales
The $4.5 million decrease in total revenues was primarily attributable to a decrease of $7.0 million in licensing revenue between the two comparable periods. During the three months ended September 30, 2016, we recognized $7.0 million in licensing revenue as a result of a milestone payment received pursuant to the terms of our license agreement with Sanofi. There were no such licensing revenue from Sanofi or any other collaboration partner recognized during the comparable period in 2017. In addition, product sales to collaboration partners and other third parties under materials transfer agreements decreased by $0.9 million between the two comparable periods. Offsetting these decreases was an increase of $3.4 million in collaboration service revenue related to the performance of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. Product sales to collaboration partners and other third parties and collaboration service revenue fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.

Research and Development Expenses
The $2.0 million increase in research and development expenses was primarily attributable to an increase of $1.4 million in compensation and benefits as a result of an increase in research and development headcount to support our advancing research and clinical pipeline activities, an increase of $1.2 million in our clinical trials costs related to the continuing advancement of our Phase 1 and Phase 2 clinical trials, and an increase of $0.6 million in facility-related costs and expenses associated with our new facility lease for our headquarters in Seattle, which commenced on January 1, 2017. Offsetting these increases was a decrease of $0.9 million in in-licensing royalties and fees due to other third parties that we license various technologies from, and a decrease of $0.3 million in contract manufacturing costs related to the various process development and manufacturing services performed at our contract manufacturers. Contract manufacturing costs will fluctuate from period to period based upon the timing of when contract manufacturing services are performed during the periods.
General and Administrative Expenses
The $5.5 million decrease in general and administrative expenses was primarily attributable to the $5.85 million litigation-related settlement recorded during the three months ended September 30, 2016, as part of our Settlement Agreement with TVS.

Liquidity and Capital Resources
Liquidity
As of September 30, 2017, we had cash and cash equivalents, short-term investments and other receivables totaling $67.5 million. In addition to our existing cash, cash equivalents, short-term investments and other receivables, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
On October 27, 2017, we completed an underwritten follow-on public offering of 22,425,000 shares of our common stock, inclusive of the full exercise by the underwriters of the 30-day option to purchase 2,925,000 additional shares, at a public offering price of $4.10 per share. We received estimated net proceeds of approximately $86.6 million, after deducting underwriting discounts and commissions, and estimated offering expenses totaling approximately $5.4 million.
In September 2016, we completed an underwritten follow-on public offering of 4,800,000 shares of our common stock at a public offering price of $6.25 per share. We sold an additional 426,369 shares when our underwriters exercised a portion of their option to purchase additional shares at $6.25 per share. We received net proceeds from the offering of $30.3 million (inclusive of the exercise of a portion of the underwriters’ option to purchase additional shares), after deducting underwriting discounts and commissions and offering expenses totaling $2.4 million.
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
Based on our recent underwritten follow-on public offering, and our current research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents, short-term investments and other receivables as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including the FDA review of any BLA we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.

Cash Flows
The following is a summary of our cash flows (in thousands) for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016

	(unaudited)
Net cash used in operating activities	$(43,220)	$(31,359)
Net cash provided by (used in) investing activities	25,692	(42,076)
Net cash provided by financing activities	683	30,948

Net Cash Used in Operating Activities
Net cash used in operating activities was $43.2 million during the nine months ended September 30, 2017 and consisted primarily of our net loss of $39.9 million and a net increase in operating assets and liabilities of $10.2 million, which included restricted cash of $6.0 million associated with the TVS Settlement Agreement, a reduction in deferred revenue of $2.5 million attributable to the Sanofi Pasteur G103 collaboration agreement, offset by non-cash charges of $6.6 million for stock-based compensation expense and $0.3 million in depreciation and amortization expense. Net cash used in operating activities was $31.4 million during the nine months ended September 30, 2016 and consisted primarily of our net loss of $39.1 million, which was partially offset by non-cash charges of $6.9 million for stock-based compensation expense and a net decrease in operating assets and liabilities of $0.6 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $25.7 million during the nine months ended September 30, 2017 and consisted primarily of purchases of $0.3 million in property and equipment, primarily lab equipment to support research and development efforts and $24.0 million in short-term investments in U.S. Treasury securities, offset by $50.0 million in maturities of these investments. Net cash used in investing activities was $42.1 million for the nine months ended September 30, 2016 and consisted primarily of our purchase of $65.0 million in short-term investments in U.S. Treasury securities, partially offset by $23.0 million in maturities of these investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2017, primarily attributable to cash received from the issuances of common stock under our equity incentive plans. Net cash provided by financing activities was $30.9 for the nine months ended September 30, 2016, primarily attributable to cash received from the issuances of common stock under our equity incentive plans.
Contractual Obligations and Contingent Liabilities
During the nine months ended September 30, 2017, there were no material changes to our contractual obligations and commitments described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, except that our obligation to pay $1.25 million to TVS, pursuant to the terms of our Settlement Agreement, payable within 30-days after the completion of our recent follow-on public offering dated October 27, 2017.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (JOBS Act) was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (Securities Act), for complying with new or revised accounting standards. Thus, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2017, we had cash and cash equivalents of $28.4 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $36.0 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a ten percent change in interest rates were to have occurred on September 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and nine months ended September 30, 2017, we reported net losses of $13.4 million and $39.9 million, respectively, compared with net losses of $12.4 million and $39.1 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $223.8 million.
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
Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings or from other sources. We have a shelf registration statement on Form S-3 (Registration No. 333-206324), which was declared effective by the SEC in December 2015, that allows us to sell up to an aggregate of $250 million of our common stock, including up to $50.0 million designated in the prospectus supplement we filed with the SEC in July 2017 for an ATM offering program. To date, we have issued an aggregate of approximately $125 million of our common stock pursuant to our shelf registration statement. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these restrictions could significantly harm our business, financial condition and prospects.
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
All of our product candidates are in early stages of development, including product candidates that are in Phase 1 and Phase 2 clinical development. A Phase 3 trial design for CMB305 in synovial sarcoma patients is planned for

2018. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review or approved by the FDA.
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
We have not completed the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Our current and future clinical trials may be delayed or terminated as a result of many factors, including:

•	delays in initiating clinical trial sites to conduct our clinical trials and reaching agreement on acceptable terms and budgets with prospective clinical trial sites;

•	delays in, or failure to obtain, approval from institutional review boards (IRBs), ethics committees (ECs), or institutional biosafety committees, to begin clinical trials at study sites;

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

Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the Physician Payments Sunshine Act (federal Open Payments program), created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services (HHS) information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to the HHS ownership and investment interests held by physicians (as defined above) and their immediate family members;

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

•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing any money or other assets of a health care benefit program, willfully obstructing a criminal investigation of a health care fraud offense, or knowingly and willfully making false statements relating to healthcare matters;

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
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Risks Related to Ownership of Our Common Stock
The market price of our stock may be volatile and fluctuate significantly, and you could lose all or part of your investment.
The trading price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in July 2014 at a price of $12.00 per share, the sale price of stock as reported on The NASDAQ Global Market (NASDAQ) has ranged from $4.20 to $36.19, through October 25, 2017. Our announcement on October 17, 2017 of our plans to proceed with a Phase 3 clinical trial for the Company’s CMB305 product candidate in patients with synovial sarcoma resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations.
Our stock could also be subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the timing of the commencement and progress of, and the receipt of data from, any of our preclinical and clinical trials;

•	results of clinical trials of our competitor’s product candidates;

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our officers, directors, or their affiliated funds or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	rumors or new announcements by third parties, including competitors; and

•	general economic, industry and market conditions.
In addition, the stock market in general, and NASDAQ and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
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
For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

•
the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•
the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Protection Act (Dodd-Frank Act) and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

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
Although we have had periods of high volume daily trading in our common stock, generally our stock is thinly traded. For example, the 2017 average daily trading volume in our common stock on NASDAQ through October 25, 2017 was approximately 213,000 shares per day. Accordingly, our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.
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
If securities or industry analysts do not continue to publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. Although certain equity research analysts currently cover us, we do not have any control of the analysts or the content and opinions included in their reports or whether any such analysts will continue to, or whether new analysts will, cover us for any given period of time. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL) which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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

Immune Design Corp.
(Registrant)

Date:	November 1, 2017	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2017	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 29, 2014).
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