Form 10-K
period 2017-12-31
IMMUNE DESIGN CORP.
filed 2018-03-14
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 (§232.405 of this chapter) of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2017, the aggregate market value of the 21,468,462 shares of Common Stock held by non-affiliates of the registrant was approximately $209.3 million, computed by reference to the closing price as reported on The Nasdaq Global Market. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 12, 2018, the registrant had 48,125,008 shares of common stock, par value $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

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

ii

PART I
Item 1. Business
Overview
We are a late-stage immunotherapy company employing next-generation, diversified in vivo approaches designed to enable the body’s immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have designed our technologies to activate the immune system’s natural ability to generate and/or expand tumor-specific cytotoxic T cells, or CTLs, while also enhancing other immune effectors, to fight cancer via distinct mechanisms. CMB305 and G100, our lead product candidates, use the body’s immune system in different ways that, we believe, address the shortcomings of other therapies and have the potential to treat a broad patient population either as monotherapies or in combination with other mechanisms of action. In 2017, we presented positive single-arm and randomized data for CMB305 and G100 in soft tissue sarcoma and follicular NHL patients, respectively, and after meeting with the U.S. Food and Drug Administration, or FDA, we are planning to move CMB305 into a pivotal Phase 3 monotherapy trial in synovial sarcoma patients in 2018.

Therapies that make tumors HOT

- **CMB305**: novel therapeutic vaccine targeting NY-ESO-1
- **G100**: intratumoral TLR4 agonist
- Proven activity as a single agent and in combination

Targeting the right cell and patient

- Precise targeting of the immune system *in vivo*
- Novel biomarkers to enhance success
- Placement in the right continuum of care

Late-stage development & broad potential

- Pivotal Ph3 CMB305 monotherapy planned (2018 start)
- Evaluating G100 registration path
- Broad applicability in NY-ESO-1 and TLR4+ tumors

The following is our primary oncology product development pipeline produced by our internal discovery platforms:
CMB305: Antigen Specific, Next-Generation Cancer Vaccine - Moving to Phase 3
CMB305 is a prime-boost cancer vaccine targeting the NY-ESO-1 tumor antigen, in which a prime called LV305 from our ZVex® platform is dosed sequentially with a boost from our GLAAS® platform. We believe that prime-boost therapies are an optimal way to trigger a robust immune response and generate memory CTLs with long-term immune surveillance, particularly when distinct, but complementary, parts of the immune response are stimulated. CMB305 induces and expands a specific, integrated anti-tumor immune response and is currently being evaluated in Phase 1 clinical trials in patients with soft tissue sarcoma as a monotherapy and a randomized Phase 2 clinical trial in later-stage patients with soft tissue sarcoma in combination with the anti-PD-L1 cancer immunotherapy, atezolizumab (Tecentriq®). Based on positive data to date and FDA interactions, we plan to commence a CMB305 Phase 3 clinical trial in 2018 in synovial sarcoma patients as a monotherapy.

CMB305 Monotherapy

In June 2017, at the American Society of Clinical Oncology, or ASCO, 2017 Annual Meeting, we presented data on 25 patients with recurrent soft tissue sarcoma treated with CMB305 monotherapy, which included 14 synovial sarcoma patients. In a population where 92% of the patients had metastatic disease and 56% were progressing upon trial entry, the presentation showed that the median overall survival, or OS, had not yet been reached and the OS rate was 83% and 76% at 12 and 18 months, respectively. Subsequently, in March 2018, we reported updated data showing a median OS of 23.7 months among the soft tissue sarcoma patients, and that the median OS for the subset of synovial sarcoma patients had not yet been reached. These data compare favorably to the median OS for approved second line and later chemotherapeutic agents, which is 12.4-13.5 months, as well as a published median OS of 11.7 months for synovial sarcoma patients specifically, which is the population to be studied in our planned Phase 3 trial. A disease control rate, or DCR, of 64% was observed, including tumor growth arrest in patients who had evidence of disease progression at study entry. CMB305 was well tolerated, with only one related Grade 3 adverse event and without dose-limiting toxicities. With respect to immunogenicity, CMB305 generated a strong and broad anti-NY-ESO-1 immune response in over 50% of the patients, with 32% of patients experiencing an integrated response demonstrated by production of T cells and antibodies. Induction of an immune response against other tumor antigens not targeted by CMB305, known as antigen spreading, was detected in 33% of evaluable patients following CMB305 therapy. Consistent with the rationale of the prime-boost approach, patients who responded immunologically had a greater degree of antigen-specific T cell response than previously reported in the Phase 1 trial of LV305 alone. In a separate presentation examining data from a pool of 64 patients of various tumor types treated with CMB305 or LV305 monotherapy, we reported a trend towards the association of the induced anti-NY-ESO-1 immune response with improved patient survival, particularly in patients with pre-existing anti-NY-ESO-1 immunity. These immune biomarkers may guide regulatory strategy via the selection of patients more likely to have survival benefit on CMB305 therapy.

After discussions with the FDA, we are planning to commence a Phase 3 clinical trial of CMB305 monotherapy in synovial sarcoma patients in mid 2018. The randomized trial will evaluate CMB305 versus placebo in patients with NY-ESO-1+ locally advanced unresectable or metastatic synovial sarcoma, a type of soft tissue sarcoma, who have no evidence of progression after first-line chemotherapy, referred to as a “maintenance” setting. The study is designed to enroll 248 patients who will be randomized 1:1 to receive either CMB305 monotherapy or placebo. The trial will have progression free survival, or PFS, and OS as endpoints, and if the PFS endpoint is successful, the FDA offered that it may support full approval of CMB305. Depending on the rate of events, final PFS analysis may occur as early as 24 months from the first patient dosed. We believe this “maintenance” setting is an ideal patient population for CMB305 because (1) CMB305 appears to induce the desired immune response in months two and three, and (2) based on published literature and internal data, we estimate PFS in this population to be approximately four months from completion of chemotherapy. In contrast, data from the monotherapy Phase 1 study referred to above, which showed a PFS of 4.7 months, was generated from a sicker patient population with later-stage disease than will be enrolled in the Phase 3 trial. If the PFS endpoint is met, we intend to submit a Biologics License Application, or BLA, and seek approval for CMB305 to treat this patient population. We may also develop a companion diagnostic in connection with our CMB305 development program to identify NY-ESO-1 expressing tumors, which test we believe would require FDA approval.

CMB305 in Combination with Tecentriq (atezolizumab)

In September 2017, at the European Society of Medical Oncology, or ESMO, 2017 Congress, we presented an interim analysis of our randomized Phase 2 combination study of CMB305 with atezolizumab. This fully enrolled trial is evaluating the safety, immunogenicity and efficacy of CMB305 in combination with atezolizumab or atezolizumab alone, in a total of 88 patients with locally advanced, relapsed, or metastatic NY-ESO-1+ synovial sarcoma or myxoid/round-cell liposarcoma pursuant to a collaboration with Genentech. Data presented at ESMO evaluated a pre-specified interim analysis of 36 patients in a data cut with median duration of observation of less than six months. The interim analysis data showed that NY-ESO-1+ soft tissue sarcoma patients receiving CMB305 in combination with atezolizumab experienced a greater clinical benefit and immune response than those receiving atezolizumab alone, including a DCR of 61% versus 28%, median PFS of 2.6 months versus 1.4 months, and time to next treatment of 9 months versus 6.3 months, respectively. The trend of greater clinical benefit remained consistent for the full study population, including a DCR of 57% for the CMB305 + atezolizumab group versus 38% for the atezolizumab alone group. At the time of presentation, we also observed three partial responses in the CMB305 + atezolizumab group versus zero responses in the atezolizumab alone group. Patients in the full study population who received CMB305 plus atezolizumab also demonstrated stronger induced anti-NY-ESO-1 immune responses (demonstrated by production of T cells or antibodies) compared to those receiving atezolizumab alone (n=60/88). An exploratory biomarker analysis showed a continued link between induced immune response and improved overall survival. CMB305 + atezolizumab was observed to be well tolerated, and there were no new safety signals in either arm of the trial. We believe the potential benefit for CMB305 + atezolizumab treatment will be improved survival coupled with a favorable safety profile; although, as of the data collection date, overall survival data were immature due to a median duration of observation of less than six months. We intend to present survival data from this Phase 2 combination study once all patients have at least one year of follow up and the study reaches a minimum number of events.

We have received orphan drug designation for soft tissue sarcoma for CMB305 in the US and for both components of CMB305 in the US and EU. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees, but does not provide any assurance of regulatory approval or expedite regulatory review.

CA21: Multi-Targeting Prime Boost

We are currently developing a new prime-boost potential therapy called CA21. Similar to CMB305, CA21 is designed to consist of two separate agents operating as a prime and boost, LA51 and RA41, respectively. In contrast to CMB305, however, it will target multiple tumor antigens and include an immuno-stimulatory component. We therefore expect CA21 to induce a stronger immune response than CMB305. We presented preclinical data at the Society for Immunotherapy of Cancer, or SITC, 2016 Annual Meeting showing the ability of our ZVex vectors to target multiple antigens co-delivered selectively to dendritic cells in vivo without antigen competition. Immune responses were as high as, or higher, than those obtained by combining individually manufactured vectors, demonstrating the versatility and potency of this multi-antigen ZVex approach. At the SITC 2017 Annual Meeting, we presented data showing similar results, but for a larger number of target antigens. We are planning to file investigational new drug, or IND, applications for Phase 1 dose escalation studies of each of LA51 and RA41, followed by the Phase 1 dose escalation study of CA21.
G100: Antigen Agnostic, Intratumoral Approach - Positive Randomized Phase 2 Data
G100, the lead product candidate in our Antigen Agnostic, Intratumoral approach, was developed from the GLAAS platform and functions differently than CMB305. Instead of being designed to target a specific, known antigen, G100 activates both innate and adaptive immunity in the tumor microenvironment, including dendritic cells, to create an immune response against the tumor’s pre-existing, diverse set of antigens, including neoantigens. G100 contains a potent, synthetic, small molecule toll-like receptor-4 (TLR-4) agonist called GLA, which stands for Glucopyranosyl Lipid A.
We have been developing G100 as a monotherapy and combination therapy in patients with follicular non-Hodgkin Lymphoma, or FL, in a randomized Phase 1b/2 clinical trial. The monotherapy Phase 1b portion of the trial is evaluating G100 with local radiation at multiple doses, and the randomized Phase 2 portion of the trial is evaluating G100 with local radiation alone or in combination with the anti-PD-1 agent, Keytruda® (pembrolizumab), pursuant to a collaboration with Merck. In December 2017, we presented data from this trial at the American Society of Hematology, or ASH, Annual Meeting, and in March 2018, we reported updated data observing additional responses. The G100 monotherapy and pembrolizumab combination resulted in a 54% objective response rate, or ORR, with a 75% ORR in those patients who expressed a potential predictive biomarker related to high TLR4 expression (6/8 patients). These data compare favorably to the pembrolizumab monotherapy data presented at ASH 2017, which showed an 11% ORR in a separate follicular lymphoma study. In addition, 77% of patients in the combination arm experienced abscopal tumor shrinkage in un-injected tumors, compared to 54% of patients in the monotherapy arm. Given these clinical benefit data and G100’s continued favorable safety profile, we are evaluating a development plan for G100 first in FL and then potentially in other lymphomas and solid tumors.
We have received orphan drug designation in the US and EU for G100 in FL. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees, but does not provide any assurance of regulatory approval or expedite regulatory review. If the ongoing trials produce a sufficiently robust clinical benefit for patients, we may discuss an appropriate development path with the regulatory authorities to pursue FL as the first indication for which we would seek approval for G100.

Our Strategy

•
Develop product candidates to treat a broad patient population. We believe our product candidates may benefit a wide range of patients in both orphan diseases and larger indications because they are designed to create tumor-killing CTLs, could potentially target any tumor and have potential utility as both individual therapies and in combination with multiple types of other anti-cancer mechanisms of action.

•
Rapidly advance first-in-class immuno-oncology product candidates through clinical development. We intend to continue to execute a focused clinical development plan that takes selected product candidates through approval. We are initially focused on indications with a significant unmet need in targeted patient populations, such as CMB305 in soft tissue sarcoma.

•
Leverage our platforms’ ability to address multiple tumor types to build a robust product pipeline. Our ZVex and GLAAS platforms allow us to select any antigen or multiple antigens as the target and create separate product candidates for potentially any tumor type. We believe this ability, and the potential of our vectors to simultaneously express antigens and immuno-regulatory molecules, will be a driver of our future growth beyond the current product candidates.

•
Position Immune Design to potentially play a broad role in the immuno-oncology treatment paradigm. Our agents are designed to work either individually or together, as well as with multiple other mechanisms of action. In addition to our ongoing clinical collaborations combining CMB305 and G100 with checkpoint inhibitors, we intend to explore additional combinations with other immuno-oncology approaches to demonstrate this broad potential benefit.

•
Selectively monetize non-oncology indications, while retaining optionality for future internal development. ZVex and GLAAS also have potential applications in infectious disease and allergy. We have licensed the right to use the GLAAS platform in specific infectious and allergic disease indications to large pharmaceutical companies. These collaborations provide us with both near- and long-term potential revenue and external validation of our technology, while preserving optionality for future growth beyond oncology.

•
Establish infrastructure and capabilities to support the future commercialization of our products. Our management team has extensive experience developing and commercializing pharmaceutical products and as our product candidates advance, we intend to add the appropriate additional expertise to maximize the potential for successful product launches and franchise management. In certain instances, we will seek partners to maximize the commercial potential of our product candidates.

Diversified Immune-Stimulating Technologies Support Broad Potential
We believe our approach to fighting cancer is the first of its kind, and we use multiple platforms to develop product candidates that work in vivo and are designed to create and expand diverse armies of immune cells known as cytotoxic T lymphocytes to fight tumors. An in vivo approach is preferred because it addresses both the cumbersome administration and the need for patient customization inherent in ex vivo approaches, such as engineered CD8 T cells. Although they have distinct mechanisms of action, we designed both CMB305 and G100 to convert “cold” tumors, or those without CTLs, to “hot” tumors, or those with CTLs specific for the antigens expressed by the tumor. Although they are designed to share this effect on tumors, the agents have distinct mechanisms of action and may produce different clinical benefit profiles. For example, it has been noted in literature that although a cancer vaccine therapy may not result in an immediate or early change in tumor burden, like cytotoxic approaches such as chemotherapy, a vaccine may induce a delayed anti-tumor response resulting in longer survival than that seen with the cytotoxic approach. Similarly, and based on our clinical studies to date, we believe that although we may not observe a short-term surrogate endpoint like ORR, ZVex-based cancer vaccines such as CMB305 may nonetheless confer a potentially meaningful clinical benefit like PFS in a population such as those patients in our planned Phase 3 clinical trial, or OS in later-stage patients like those in our randomized Phase 2 trial in combination with atezolizumab. In contrast, G100’s distinct mechanism of action has produced ORRs as we’ve observed in a completed Phase 1 trial in patients with Merkel cell carcinoma, or MCC, and our ongoing Phase 1b/2 trial in FL patients.
To develop CMB305 and G100, we have leveraged our two primary discovery platforms, ZVex and GLAAS. The fundamental discoveries underlying ZVex originated with one of our founders, Nobel laureate David Baltimore, Ph.D. Dr. Baltimore and his colleagues theorized that a lentivirus, which is a virus that works in immune cells such as dendritic cells, or DCs, could be engineered to selectively deliver the specific genetic information of a tumor marker, called an antigen, directly to DCs in the skin. The expression of this antigen would trigger an immune response of CTLs to eliminate the tumor. In comparison, the core of the GLAAS platform is a potent synthetic stimulator of a specific cellular receptor called TLR4 that is present in DCs. Activation of DCs through TLR4 can safely trigger an anti-tumor immune response and synergize with either pre-existing CTLs or those generated by ZVex for what we believe will be a greater degree of tumor killing than either approach alone. In addition, we are working to develop a third platform based on self-replicating RNA. Given the plans for CA21 and potential additional therapies that will be multi-antigen targeting, we believe having an RNA (or other) flexible technology will provide preferable manufacturing process and associated cost of goods.
We believe our existing product candidates and potential future programs have both monotherapy and broad combination potential across the oncology landscape, such as in combination with checkpoint inhibitors in our two ongoing randomized studies and with other approaches, such as engineered T cells.

Novel Selective Delivery

Sindbis
Antigens
Lenti

- ZVex® platform
- Hybrid vector specifically targeting dendritic cells
- Highly versatile – any RNA payload
- Backbone of CMB305 & CA21

Potent TLR4 Agonists

- GLAAS® platform
- Glucopyranosyl (GLA) at the core
- Activates dendritic cells causing immune cascade
- Source of CMB305 and G100

Self-Replicating RNA

- New platform in development
- Self-replicating RNA at the core
- Intended for multi-antigen vaccines
- Planned for CA21

Off-the-shelf, *in vivo* approaches to cell therapy – no cumbersome and expensive *ex vivo* manipulation of cells

Our Approaches to Treating Cancer
Immuno-oncology broadly refers to the modulation of the immune system to eradicate tumor cells, and is often colloquially divided into two categories: “create and expand” the anti-tumor immune response and “remove the brakes” placed on the immune response by the tumor’s defenses.
We believe alteration of the tumor microenvironment and trafficking of CTLs into the tumor are increasingly being recognized as important for the efficacy of any immunotherapy. Our platforms focus on the “create and expand” category and are designed to generate strong, tumor-specific CTLs and effector cells in vivo that infiltrate the tumor (known as making the tumor “hot”), while addressing many of the shortcomings of previous approaches. Our platforms can generate individual product candidates, such as G100, or complimentary product candidates administered in sequence, such as CMB305. Additionally, we designed our therapies to be combined with other immuno-oncology therapeutic mechanisms such as checkpoint inhibitors from the “remove the brakes” category, which we believe will generate a greater anti-tumor response.
Our immuno-oncology product candidates are being developed in two separate strategies that we designate as the Antigen Specific and Antigen Agnostic, Intratumoral approaches. Both approaches share the same goal: to make tumors more “hot” and provide patients clinical benefit with a preferable safety profile.
Antigen Specific
Our Antigen Specific approach is based on the observation that human tumor cells make a variety of antigens that are not found in normal tissues, but are present in the patient’s tumor, so there is an opportunity to educate the immune system to recognize a pre-identified tumor antigen and kill tumor cells expressing it. ZVex products carry RNA of a chosen antigen or selected epitopes of multiple antigens, including neoantigens, whereas GLAAS products, in the case of CMB305, are accompanied by a full-length protein of the same antigen or, potentially, a peptide representing the selected epitopes. We have generated a significant amount of preclinical data illustrating the desirable qualities of this approach. The following graph illustrates the ability of ZVex in an in vivo rodent tumor model to generate an immune response against a protein the body recognizes as “self,” which it would therefore tolerate and not normally mount an immune response against. This experiment demonstrates the ability of ZVex to overcome immune tolerance, which is an important element of any potential cancer immunotherapy treatment.

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
In December 2016, we announced an evolution of the ZVex-platform to deliver multiple, full-length antigens and immunomodulatory molecules. ZVex is engineered to avoid potential antigenic competition and enable the delivery of multiple RNA genes selectively to DCs to induce a simultaneous and balanced T cell response against all antigens. We believe this is a potentially significant advancement in our product development capabilities, enabling the development of therapies with the potential to target a wide range of conserved antigens and large number of neo-epitopes. With respect to neo-epitopes, we believe this allows for the expression of a much larger number of epitopes than achievable with other platforms, obviating the need for a proprietary predictive algorithm to derive a limited set of epitopes.
Antigen Agnostic, Intratumoral Activation
Unlike the Antigen Specific approach, the intratumoral approach does not require pre-knowledge of a selected tumor antigen present in the cancer. It instead relies on endogenous conserved antigens or neoantigens released during tumor lysis by treatments such as chemotherapy or local radiation. G100, our lead product under this approach, is injected directly into the tumor, and neighboring activated DCs then capture the released antigens and generate a varied immune response. Because local radiation is an effective way to cause tumor cell lysis in accessible tumors, we initially evaluated tumors that are accessible to both local radiation and intratumoral administration in our MCC and FL trials.
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

In addition to G100, we are also investigating the potential use of our ZVex platform for intratumoral injection. For example, we presented preclinical data at the American Association for Cancer Research Annual Meeting in 2016 and SITC 2017 describing the intratumoral administration of a ZVex vector designed to generate localized expression of IL-12, a potent modulator of innate and adaptive immune responses. The results demonstrated strong local and systemic anti-tumor efficacy in multiple murine models, and this use of the ZVex platform offers a potential expansion opportunity of our intratumoral approach beyond G100.
Application of Our Approaches in the Immuno-Oncology Landscape
Mechanisms and Limitations of Immuno-Oncology Modalities
There are multiple in vivo and ex vivo approaches designed to “create and expand” the anti-tumor immune response and “remove the brakes” placed on the immune response by a tumor’s defenses.
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
Modifying the Tumor Microenvironment. Histologically, tumors can be distinguished in those which have no, or only low, pre-existing infiltration of immune cells, so-called “cold” tumors, from those with high infiltration, or “hot” tumors. We believe that preclinical and clinical studies using various immuno-oncology approaches such as immune checkpoint inhibitors and/or passively transferred T cells have shown that hot tumors respond generally better to therapy. We believe the reason is that an ongoing local immune response in the tumor leads to antigen presentation, induction of immune responses and attraction of CD8 T cells into the tumor bed due to the production of certain soluble mediators known as chemokines. A principle aim of immuno-oncology should therefore be to modulate the tumor microenvironment, or TME, induce inflammation and render cold tumors hot. This can be achieved by direct intratumoral injection of agents that stimulate the innate immune response, such as agonists of toll-like receptors that are present on immune cells, such as TLR4. G100 is a potent stimulator of TLR4, and we have presented data showing G100-induced beneficial changes in the TME.
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

•
Capacity for substantial genetic payload. Our ZVex vector contains sufficient space for multiple antigens or selected epitopes of neoantigens. As our preclinical data have shown, ZVex-based therapies should provide for the concomitant expression of multiple full-length antigens, neoantigen epitopes, or of tumor antigens and an immune stimulatory molecule such as a single-chain checkpoint inhibitor antibody.

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

•
Platform to generate product candidates for multiple indications. Each ZVex vector combined with the genetic payload of choice results in a distinct product candidate that can target different diseases. Although we are leveraging

NY-ESO-1 as our initial tumor antigen, subsequent product candidates may contain the RNA for multiple antigens, as in the case of CA21, or neoantigen epitopes and checkpoint inhibitors. We believe these future product candidates would target a completely different set of tumors.

•
Potential for multiple vector platforms. ZVex is designed to deliver its payload to a specific type of DC. However, we can alter the cells targeted by our vectors to enable interaction with cells other than just DCs by using alternative envelopes, creating the potential for platforms beyond ZVex.

We have generated a significant amount of in vitro and in vivo preclinical data to support ZVex, and clinical data released from both the LV305 and CMB305 monotherapy and CMB305 combination trials show a consistently favorable safety profile and immune response rate, as well as an improved clinical benefit profile in the form of an emerging OS signal.
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
In addition, we are working to develop a third platform based on self-replicating RNA. Given the plans for CA21 and potential additional therapies that will be multi-antigen targeting, we believe having an RNA (or other) flexible technology will provide preferable manufacturing process and associated cost of goods.
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
Leverage Combination Therapies - It is our view that the future of immuno-oncology treatment is combination therapy, and we have designed our approaches to potentially combine with each other and multiple other external immuno-oncology mechanisms. Based on clinical trials in limited tumor types conducted to date, we believe that many, if not most, patients are immunologically tolerant to the tumor and lack an immune response. Therefore, these patients will receive little or no clinical benefit from checkpoint inhibitors unless a strong immune response is triggered. We therefore believe the combination of a CTL-generating approach with a checkpoint inhibitor is likely to provide significant therapeutic benefit, and have an ongoing randomized Phase 2 study combining CMB305 with the checkpoint inhibitor Tecentriq (atezolizumab).
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
Allergic Diseases
We believe allergic diseases represent an exciting area for the application of GLAAS. Allergies to pollen or food often occur because of aberrant immune reactions, which are characterized by helper T cells producing signals that induce other immune cells to cause the allergy symptoms. We have a large set of preclinical data demonstrating that certain formulations of GLAAS, when given prophylactically or therapeutically with or without the allergen, can shift the responses in a way that results in significant protection from allergy symptoms. In essence, the immune system can be taught to redirect the T cells to respond in better ways. In August 2014, we announced a licensing agreement with Sanofi pursuant to which we granted

Sanofi the right to use the GLAAS platform to develop therapeutic agents to treat peanut allergies. Sanofi has commenced Phase 1 clinical trials under this agreement applying our GLAAS platform with its novel therapeutic candidate.
Manufacturing
Overview
We are continuing to establish manufacturing processes and supply agreements for all of the components used in our product candidates to support ongoing and planned clinical trials. These include the components for LV305, bulk and formulated GLA for CMB305 and G100 and the NY-ESO-1 protein antigen in CMB305. We rely on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for clinical use and currently do not own or operate manufacturing facilities. We require that our CMOs produce bulk drug substances and finished drug products used in our clinical trials in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We may continue to rely on CMOs to develop and manufacture our products for commercial sale. We maintain agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates and manufacturing processes.
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
Patents
ZVex
We are the owner or exclusive licensee to proprietary patent positions related to our ZVex platform. Our patent portfolio includes a patent family licensed from the California Institute of Technology, or Caltech, and is directed to our dendritic cell targeting lentiviral vector platform technology. This patent family includes patents granted domestically and in Europe, Australia, China, Japan, India and South Africa and has granted claims that include composition of matter claims to our lentiviral vector and packaging cells as well as methods of using our lentiviral vector to elicit an immune response against a target antigen of interest and methods of preparing our lentiviral vector.
Our patent portfolio also includes three patent families solely owned by us, directed to improvements to the lentiviral vector, methods of making the lentiviral vector and our next generation lentiviral vector, with patents granted domestically and in various countries including in Europe, China, Japan, South Korea, Australia and New Zealand. The granted patents include composition of matter claims to our lentiviral vector, a lentiviral vector packaging system, methods of using our lentiviral vectors to induce an immune response to an antigen and methods of making lentiviral vector particles.
We exclusively license one patent family from the University of North Carolina at Chapel Hill, or UNC Chapel Hill, directed to a specific component of our lentiviral vectors, with patents granted domestically, in Europe and in Japan and patent applications pending in the United States, Europe and Japan.
Together, we own or license eleven issued U.S. patents, thirty granted foreign patents and numerous pending U.S. and foreign patent applications related to our ZVex platform. We also own a granted patent in the U.S., six granted foreign patents and pending domestic and foreign patent applications directed to methods of using our lentiviral vectors in combination with our GLAAS platform.
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
GLAAS
We license exclusive rights to four granted U.S. patents and several granted foreign patents from the Infectious Disease Research Institute, or IDRI, directed to antigen-containing vaccine formulations containing GLA, medical uses of the formulations to generate antigen-specific immune response for cancer, infectious disease and autoimmune disease antigens and medical uses for generating an immune response by administering pharmaceutical compositions containing GLA. The license rights from IDRI include patents in the United States, Europe, Australia, China, Japan, India and Hong Kong. We own two granted U.S. patents and own or license numerous additional pending domestic and foreign patent applications directed to our GLAAS platform. Key patents and pending applications in our portfolio are directed to vaccine compositions and uses of compositions containing GLA in a variety of disease indications including cancer, infectious diseases and allergy. We also own a granted U.S. patent, five foreign patents and pending domestic and foreign patent applications directed to G103.
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
Licensing Agreements
We have in-licensed both exclusive and non-exclusive intellectual property rights related to our discovery platform technologies, including the following:
Exclusive License Agreement with Caltech
In January 2009, we entered into an exclusive license agreement with Caltech, pursuant to which we obtained a worldwide, exclusive license under certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies, with the right to sublicense. In September 2009, we exercised an option to expand the field of use to include human cancer applications. Additionally, we have a non-exclusive, sub-licensable worldwide license to unpatented know-how related to the licensed patents. Under the license agreement, we are obligated to use diligent commercial efforts to develop and commercialize licensed products and to make them available to the developing world.
In partial consideration for the patent rights licensed to us under the license agreement, we issued shares of our common stock to Caltech. We are obligated to pay Caltech a low single-digit percentage royalty on net sales of licensed products, subject to a non-material annual minimum, as well as a mid single-digit to low double-digit percentage share of any payments that we receive from sub-licensees, which percentage depends on the stage of development when the sublicense was granted. We are also obligated to pay Caltech up to an aggregate of $1.5 million in additional payments based on the achievement of certain development and regulatory milestones. Our royalty obligations continue for the life of the relevant licensed patent rights. Currently, we expect that the last-to-expire licensed patent in the United States will expire in 2027.
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
We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $5.8 million, except that the first two milestones payments are waived for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, including LV305/CMB305, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property.
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
For the year ended December 31, 2017, we recognized no IDRI license-related milestone fees. For the years ended December 31, 2016 and 2015, we paid IDRI $925,000 and $2.9 million, respectively, in upfront and annual fees, milestone fees, sublicensing fees and financial support of continuing research on GLA, and issued shares of our common stock to IDRI. We are obligated to pay IDRI in aggregate up to $2.3 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop based on the achievement of certain developmental and regulatory milestones. We are obligated to pay IDRI a low single-digit royalty on net sales of licensed products that varies according to the product and indication, as well as a percentage share of any payments that we receive from sub-licensees, ranging from the low double-digits to the middle single-digits. Our royalty obligations continue for the life of the relevant licensed patents or 12 years after the first commercial sale of a licensed product, whichever is longer. Currently, we expect that the last-to-expire licensed patent in the United States will expire in 2028 with respect to GLA products and 2032 with respect to SLA products.
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
License and Collaboration Agreements
Exclusive License Agreement with Sanofi
In August 2014, we granted Sanofi an exclusive license to use the GLAAS platform to discover, develop and commercialize products to treat peanut allergy. We recognized no milestone revenue under this agreement for the year ended December 31, 2017, and $7.0 million and $1.0 million in milestone revenue under this agreement for the years ended December 31, 2016 and 2015, respectively. The agreement provides for additional payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products.
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
Under each license agreement, depending on the infectious disease indication, if certain development regulatory and commercial milestones are achieved, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million. We recognized no revenue for the achievement of development milestones under one of these license agreements for the years ended December 31, 2017 and 2016, and $2.5 million in milestone revenue for the year ended December 31, 2015. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sub-licensees and a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under our license agreement with IDRI, we are obligated to share with IDRI a percentage of payments received from third-party licensees, including MedImmune. MedImmune’s royalty obligations will continue, on a country-by-country basis, for at least 10 years after the first commercial sale of the first licensed product in the applicable country and will continue on a country-by-country and product-by-product basis, for the life of the licensed patents that cover the sale of the applicable product in the applicable country.
In 2017, Medimmune published the results of its Phase 2b clinical trial assessing the efficacy of a vaccine for prevention of RSV-associated acute respiratory illness in older adults. The vaccine consisted of the RSV postfusion F protein with glucopyranosyl lipid A (GLA) in a stable emulsion. The trial did not meet its primary endpoint, and we do not expect MedImmune to continue development of this vaccine. According to the publication, even though the vaccine induced a significant immune response, which was enhanced by GLA as shown previously in a Phase 1 trial, the authors of the publication concluded that the postfusion F-based vaccine may not generate appropriate neutralizing antibodies to prevent RSV disease in older adults. Each of our license agreements with MedImmune will remain in effect until the later of October 2060 or the expiration of MedImmune’s payment obligations. MedImmune may terminate any of the license agreements at any time with advance written notice. We or MedImmune may terminate any of the license agreements in case of the other party’s uncured material breach or upon certain insolvency events.
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
Government Regulation and Product Approval
In the United States, the FDA regulates our current product candidates as biological drug products, or biologics, under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act and related regulations. Biologics are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial actions. These actions could include the suspension or termination of clinical trials by the FDA or an Institutional Review Board, or IRB, the FDA’s refusal to approve pending applications or supplements, revocation of a biologics license, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, civil penalties or criminal prosecution. Any administrative or judicial action could have a material adverse effect on us.
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
Biologics Price Competition and Innovation Act of 2009
The Biologics Price Competition and Innovation Act, or BPCIA, created a licensure framework for biosimilar products, or biosimiliars, which could ultimately subject our biological product candidates to competition from biosimiliars. Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic that is “biosimilar to” an already licensed biologic, or reference product. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively, by relying to some extent on the FDA’s previous review and approval of the reference biologic to which the proposed product is biosimilar.
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
FDA Regulation of Companion Diagnostics
As part of our clinical development plans, we are exploring the use of a companion diagnostic to identify patients most likely to respond to CMB305. Companion diagnostics are classified as medical devices under the FDCA in the United States. In the United States, the FDA regulates the medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution, and post-market surveillance of medical devices. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA.
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
The federal civil and criminal false claims laws, including the federal False Claims Act, prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Private “qui tam” actions may be brought by individual whistleblowers in the name of the government. Many pharmaceutical and other healthcare companies have faced investigations and private lawsuits and, in many cases, have agreed to significant and burdensome settlements under these laws for a variety of allegedly improper promotional and marketing activities, including inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal False Claims Act violations may result in significant civil monetary penalties, including three times the damages incurred by the government from the violation. The majority of U.S. states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, and in some states, apply regardless of the payor. The federal False Statements Statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters. The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, impose obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
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

•
The Affordable Care Act imposes a requirement on manufacturers of branded drugs and biologic agents to provide a 50% (and 70% commencing January 1, 2019) discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”) as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

•
The Affordable Care Act imposes an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications. The Affordable Care Act expanded healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, and added new government investigative powers, and enhanced penalties for noncompliance.

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

•	The Affordable Care Act added a new requirement to annually report drug samples that manufacturers and distributors provide to physicians.

•	The Affordable Care Act created a licensure framework for follow on biologic products.

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

Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the Affordable Care Act. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act and otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress also could consider additional legislation to repeal or replace elements of the Affordable Care Act.
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
Other Legislative Changes and Regulations
Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Corporate Information and Employees
We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have an additional facility in South San Francisco, California. Our principal executive offices are located at 1616 Eastlake Ave. E., Suite 310, Seattle, WA 98102, and our telephone number is (206) 682-0645. As of December 31, 2017, we had 55 full-time employees and 1 part-time employee. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the years ended December 31, 2017, 2016 and 2015, we reported net losses of $51.9 million, $53.5 million and $39.4 million, respectively. As of December 31, 2017, we had an accumulated deficit of $235.8 million.
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
Until we can generate a sufficient amount of revenue from our product candidates, if ever, we expect to finance future cash needs through public or private equity or debt offerings or from other sources. We have a shelf registration statement on Form S-3 (Registration No. 333-206324), which was declared effective by the SEC in December 2015 and allows us to sell up to an aggregate of $250 million of our common stock, including up to $50.0 million designated in the prospectus supplement we filed with the SEC in July 2017 for an ATM offering program. To date, we have issued an aggregate of approximately $125 million of our common stock pursuant to our shelf registration statement. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these restrictions could significantly harm our business, financial condition and prospects.
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
Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, (iv) one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) modifying or repealing many business deductions and credits, including reducing the Orphan Drug Credit from 50% to 25% of clinical costs incurred in the United States. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. We will continue to examine the impact the Tax Act may have on our business.
Risks Related to Our Business and Industry
We cannot predict if or when we will receive regulatory approval to commercialize our product candidates.
Our product candidates are in various stages of clinical development. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our product candidates or whether any such BLA will be accepted for review or approved by the FDA. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. If our clinical results are not successful, we may terminate the clinical trials for a product candidate and abandon any further research or testing of the product candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.
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
Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, or OIG, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved, or off-label, uses, may be subject to enforcement letters, inquiries and investigations, as well as civil and criminal sanctions. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.
In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to administrative, civil and criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal False Claims Act, which allows any individual to bring a lawsuit against an individual or entity, including a pharmaceutical or biopharmaceutical company on behalf of the federal government alleging the knowing submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment or approval by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual initiating the lawsuit will share in any fines or settlement funds. These False Claims Act lawsuits against pharmaceutical and biopharmaceutical companies have increased significantly in number and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical or biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation, which would have a material adverse effect on our business, financial condition and results of operations. Promotion prior to marketing approval or for off-label uses may also give rise to criminal prosecution in the European Union.
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
Our ability to commercialize any product candidates successfully will depend in part on the extent to which coverage and adequate reimbursement for our product candidates will be available from government health administration authorities, private health insurers and other organizations. The laws that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, third-party payors individually establish coverage and reimbursement policies, which makes obtaining such coverage and adequate reimbursement a time-consuming and costly process. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.
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
The Affordable Care Act also imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Furthermore, this law changed the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% (and 70% commencing January 1, 2019) point-of-sale-discount off the negotiated price of applicable brand drugs to certain eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D. On February 1, 2016, the Centers for Medicare and Medicaid Services, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016.

Additionally, the Affordable Care Act created a new licensure framework for follow-on biologic products. The Affordable Care Act also created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with providing funding for such research.
Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act and otherwise circumvent some of the requirements for health insurance under the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We cannot predict how the Affordable Care Act, its possible repeal, or any legislation that may be proposed to replace the Affordable Care Act will impact our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction. The legislation’s automatic reduction to several government programs was triggered. This includes aggregate reductions to Medicare payments to providers, on average, of up to 2%, and due to subsequent amendments to the legislation, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, and Public Law 113-82, enacted on February 15, 2014, and as amended by subsequent legislation, expanded sequestration through fiscal year 2027. These cuts will remain in effect unless Congress further repeals or amends the reductions in future legislation. Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.

More recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
In addition to federal reforms, individual states have become increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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

•
the federal false claims laws, including the federal False Claims Act, impose civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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
We have entered into an exclusive license agreement with Sanofi for use of our GLAAS discovery platform to develop therapeutic agents to treat peanut allergy and a collaboration agreement with Sanofi Pasteur for the development of a herpes simplex virus immune therapy. We have also entered into exclusive licenses and development agreements with MedImmune pursuant to which we have granted MedImmune exclusive licenses to use our GLAAS discovery platform to develop and commercialize product candidates relating to certain infectious diseases. We cannot control whether or not these partners will devote sufficient time and resources to the ongoing clinical and preclinical programs or whether these partners will fulfill their obligations under the agreements. The product candidates developed pursuant to these agreements may not be scientifically, medically or commercially successful.
In addition, we could be adversely affected by:

▪	our partners’ technologies, products and selection of disease targets;

▪	our partners’ failure to timely perform their obligations under our agreements;

▪	our partners’ failure to timely or fully develop or effectively commercialize the product candidates; and

▪	a material contractual dispute between us and our partners.
Any of the foregoing could adversely impact the likelihood and timing of any milestone or royalty payments we are eligible to receive from Sanofi, Sanofi Pasteur or MedImmune, and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline. For example, in 2017, Medimmune published the results of its Phase 2b clinical trial assessing the efficacy of a vaccine for prevention of RSV-associated acute respiratory illness in older adults. The vaccine consisted of the RSV postfusion F protein with GLA in a stable emulsion. The trial did not meet its primary endpoint, and we do not expect MedImmune to continue development of this vaccine. According to the publication, even though the vaccine induced a significant immune response, which was enhanced by GLA as shown previously in a Phase 1 trial, the authors of the publication concluded that the postfusion F-based vaccine may not generate appropriate neutralizing antibodies to prevent RSV disease in older adults.
We may not succeed in establishing and maintaining additional development collaborations, which could adversely affect our ability to develop and commercialize product candidates.
In addition to our current agreements with Sanofi, Sanofi Pasteur and MedImmune, a part of our strategy is to enter into additional product development collaborations in the future, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a development collaboration or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing.
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
The trading price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in July 2014 at a price of $12.00 per share, and through December 31, 2017, the sale price of our common stock as reported on The Nasdaq Global Market, or Nasdaq, has ranged from $40.13 to $3.50. Our announcement on October 17, 2017 of our plans to proceed with a Phase 3 clinical trial for our CMB305 product candidate in patients with synovial sarcoma resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Activities by these investors may increase the volatility of the market price of our common stock and may affect our ability to raise additional funds and to complete our clinical trials and operations. Our stock could also be subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the timing of the commencement and progress of, and the receipt of data from, any of our preclinical and clinical trials;

•	unfavorable reports or downgrades by financial analysts;

•	results of clinical trials of our competitor’s product candidates;

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our officers, directors, or their affiliated funds or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	rumors or new announcements by third parties, including competitors; and

•	general economic, industry and market conditions.
In addition, the stock market in general, Nasdaq, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.
Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of December 31, 2017, the holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

Although we have had periods of high volume daily trading in our common stock, generally our stock is thinly traded. For example, the average daily trading volume in our common stock on Nasdaq for the year ended December 31, 2017 was approximately 329,000 shares per day. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease approximately 20,133 square feet of office and laboratory space in Seattle, Washington. This lease commenced on January 1, 2017, and the lease term is for five years, with an option to extend for an additional three years. In May 2017, we entered into a sublease agreement, under which we are subleasing 5,048 square feet to a third party for a period of three years.
We also lease 9,640 square feet of office space in South San Francisco, California. This lease expires in January 2020, with an option to extend the lease term for an additional five years.
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
As a non-contingent fee for a license to certain present and future intellectual property of TVS, and in consideration for the settlement of all claims and disputes between the parties, we paid $6.0 million into an escrow account (Escrowed Payment), and we also agreed to pay $1.25 million to TVS if and when we raised $25.0 million, in the aggregate, through equity sales, debt or licensing revenue. The Escrowed Payment was to be disbursed to TVS as follows: (a) fifty percent (50%) when (i) Institut Pasteur consented to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from Institut Pasteur and (ii) the litigation in the United States and Belgium had been dismissed; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remained unchanged (Escrow Conditions); provided, that any delays in satisfying the Escrow Conditions would potentially result in a reduction of the amount of the Escrowed Payment that was disbursed to TVS.

In November 2017, we paid $1.25 million to TVS upon completion of an underwritten public offering in which we raised estimated net proceeds of approximately $86.6 million, after deducting underwriting discounts, commissions and offering expenses. In February 2018, the parties came to an agreement on the timing and satisfaction of the Escrow Conditions, and the escrow agent disbursed $5.25 million of the Escrow Payment to TVS and $750,000 of the Escrow Payment to Immune Design. No additional payments are expected to be made under the terms of the Settlement Agreement.

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
European Patent Opposition
In February 2013, a third party filed an opposition at the European Patent Office (EPO) requesting revocation of European Patent No. 2068918 directed to GLA formulations and uses. This patent is owned by Infectious Disease Research Institute (IDRI), and we hold an exclusive license to this patent in certain fields. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent have appealed this decision. However, the outcome of an appeal to this proceeding will not be known for several years.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock has been listed on The Nasdaq Global Market under the symbol “IMDZ” since July 24, 2014. Prior to July 24, 2014, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The Nasdaq Global Market:

Year Ended December 31, 2017:	High	Low
Fourth Quarter	$11.10	$3.50
Third Quarter	$13.05	$7.70
Second Quarter	$11.10	$5.45
First Quarter	$7.60	$5.00

Year Ended December 31, 2016:	High	Low
Fourth Quarter	$8.75	$4.50
Third Quarter	$8.44	$6.02
Second Quarter	$16.94	$7.52
First Quarter	$19.91	$7.90
As of March 12, 2018, we had 48,125,008 shares of common stock outstanding held by approximately 18 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

$100 investment in stock or index	July 24, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Immune Design (IMDZ)	$100.00	$255.44	$166.64	$45.64	$32.37
Nasdaq Composite Index (IXIC)	$100.00	$105.90	$111.97	$120.37	$154.37
Nasdaq Biotechnology Index (NBI)	$100.00	$118.82	$132.45	$103.73	$125.58
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
As of December 31, 2017, we have used all of the net offering proceeds primarily to fund clinical development of our product candidates, litigation, legal and administration expenses to fund the growth of our operations.
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

	YEARS ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)

Statements of Operations Data:
Total revenues	$7,195	$13,260	$9,510	$6,433	$1,599
Operating expenses:
Cost of product sales	84	481	774	638	669
Research and development	43,670	45,134	33,087	22,746	11,554
General and administrative	16,253	21,859	15,134	12,927	4,433
Total operating expenses	60,007	67,474	48,995	36,311	16,656
Loss from operations	(52,812)	(54,214)	(39,485)	(29,878)	(15,057)
Interest and other income	950	684	40	4	37
Change in fair value of convertible preferred stock warrant liability	—	—	—	(4,277)	(955)
Net loss attributable to common stockholders	$(51,862)	$(53,530)	$(39,445)	$(34,151)	$(15,975)
Basic and diluted net loss per share attributable to common stockholders (1) (2)	$(1.75)	$(2.47)	$(2.06)	$(4.56)	$(43.48)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders (1) (2)	29,626,941	21,638,468	19,155,918	7,494,790	367,437

(1)
See Note 3 of our consolidated financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

(2)
See Note 11 of our consolidated financial statements included elsewhere herein for disclosure related to common stock issuances and net proceeds from our initial public offering in July 2014 and our follow-on public offering in May 2015.

	AS OF DECEMBER 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$72,454	$45,214	$112,921	$75,354	$30,387
Working capital	138,623	94,818	108,449	66,035	28,695
Total assets	153,834	114,495	116,145	78,383	30,965
Convertible preferred stock warrant liability	—	—	—	—	3,336
Convertible preferred stock	—	—	—	—	81,394
Total stockholders’ equity (deficit)	139,212	95,176	108,993	66,346	(55,834)

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
Our net loss was $51.9 million, $53.5 million and $39.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $235.8 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will significantly increase as we:

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

Financial Overview
Revenue
Collaboration and Licensing Revenue
We derive our revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and GLA supply agreements. Revenues derived from funding of development costs are recognized when the related costs are incurred and when collectability is reasonable assured. Revenues from upfront fees and development services are classified as license and collaboration revenue, respectively, in our consolidated statements of operations. We may generate revenue in the future from payments from future license or collaboration agreements, product sales or government contracts and grants. We expect that any revenue we generate will fluctuate from quarter to quarter.
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Upon execution of the agreement, we received a $3.5 million upfront payment, recognized as revenue during the year ended December 31, 2014. The agreement provides for additional payments based upon the achievement of certain development and commercialization milestones, and tiered royalties on sales of approved products. We recognized no milestone revenue under this agreement for the year ended December 31, 2017, and $7.0 million and $1.0 million in milestone revenue under this agreement for the years ended December 31, 2016 and 2015, respectively.
In October 2010, we entered into three separate license agreements with MedImmune pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. MedImmune paid us upfront payments under the license agreements in 2010. Two of the three agreements remain in full force and effect, and the rights granted under the third have returned to us. Under each license agreement, MedImmune is obligated to make additional payments based on the achievement of certain developmental, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the achievement of development milestones under one of these license agreements for the years ended December 31, 2017 and 2016, and $2.5 million in milestone revenue for the year ended December 31, 2015. MedImmune is also obligated to pay us a low double-digit percentage share of any non-royalty payments that it receives from sublicensees and mid single-digit royalty payments on net sales of licensed products, which royalty is subject to reduction under certain circumstances.
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus, or HSV, immune therapy. Sanofi Pasteur and Immune Design will each contribute product candidates to the collaboration: Sanofi Pasteur will contribute HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and Immune Design will contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging Immune Design’s GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2 studies. Immune Design will be eligible to receive future milestone and royalty payments on any licensed product developed from the collaboration. We recognized $6.9 million, $4.6 million and $4.2 million in collaboration service revenue under this agreement for the years ended December 31, 2017, 2016 and 2015, respectively.
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

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
	(in thousands)

Direct research and development expense by platform:
ZVex	$11,692	$15,465	$14,262
GLAAS	3,971	5,298	4,883
G103	6,646	4,432	3,911
Other	2,100	—	—
Total direct research and development program expense	24,409	25,195	23,056
Indirect research and development expense by type:
Personnel related costs	12,775	11,591	8,334
Research and development supplies and services	3,915	6,531	653
Allocated facility, equipment, travel and other expense	2,571	1,817	1,044
Total indirect research and development expense	19,261	19,939	10,031
Total research and development expense	$43,670	$45,134	$33,087
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

Results of Operations
Comparison of Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	YEARS ENDED DECEMBER 31,		INCREASE/ DECREASE
	2017	2016
	(in thousands)
Total revenues	$7,195	$13,260	$(6,065)
Operating expenses:
Cost of product sales	84	481	(397)
Research and development	43,670	45,134	(1,464)
General and administrative	16,253	21,859	(5,606)
Total operating expenses	60,007	67,474	(7,467)
Loss from operations	(52,812)	(54,214)	1,402
Interest and other income	950	684	266
Net loss attributable to common stockholders	$(51,862)	$(53,530)	$1,668
Total Revenues and Cost of Product Sales
The $6.1 million decrease in total revenues was primarily attributable to a $7.0 million decrease in licensing revenue as a result of the $7.0 million milestone revenue recognized under our License Agreement with Sanofi during the year ended December 31, 2016. There was no such licensing revenue from Sanofi or any other collaboration partner recognized during the year ended December 31, 2017. In addition, product sales to collaboration partners and other third parties under material transfer agreements decreased by $1.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, as there were no product sales to any of our collaboration partners and one shipment of $0.3 million made to other third parties under material transfer agreements during 2017 compared to $1.5 million made to collaboration partners during 2016. These increases were partially offset by a $2.2 million increase in collaboration revenue related to the performance of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.
Research and Development Expenses
The $1.5 million decrease in research and development expense was primarily attributable to a decrease of $3.2 million in-licensing royalties and fees due to other third parties from which we license various technologies and a $0.3 million decrease in clinical trial costs based upon the level of patient activities performed during the comparable periods. Offsetting these decreases was a $1.2 million increase in personnel-related expenses, which was primarily due to an increase in compensation and benefits as a result of an increase in research and development headcount, which included a new VP of Regulatory Affairs and a new VP of Oncology Platform to the executive team to support our advancing research and clinical pipeline activities. In addition, there was a $0.7 million increase in facility related costs and expenses associated with our new facility lease for our headquarters in Seattle, which commenced on January 1, 2017 and an increase of $0.3 million in contract manufacturing costs related to the various process development and manufacturing services performed at our contract manufacturers due primarily to the timing of when the services are completed and performed. Contract manufacturing costs will fluctuate from period to period based upon the timing of when contract manufacturing services are performed during the periods.
General and Administrative Expenses
The $5.6 million decrease in general and administrative expense was primarily attributable to the $5.9 million litigation-related settlement recorded during the year ended December 31, 2016, as part of our Settlement Agreement with TVS. In addition, we had an increase of $0.7 million in personnel related expenses due to a slight increase in headcount to support operations which was offset by a $0.6 million decrease in professional services.

Comparison of Years Ended December 31, 2016 and 2015
The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015:

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
Total Revenue and Cost of Product Sales
The $3.8 million increase in total revenues was primarily attributable to a $3.5 million increase in licensing revenue as a result of the $7.0 million milestone revenue recognized under our License Agreement with Sanofi during the year ended December 31, 2016 compared to $3.5 million in licensing revenue recognized in the same period in prior year. In addition, we had a $0.5 million increase in collaboration revenue related to the timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. These increases were partially offset by a $0.2 million decrease in product sales related to the timing of product shipments to our collaboration partners.
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
General and Administrative Expenses
The $6.7 million increase in general and administrative expense was primarily attributable to the $5.9 million litigation-related settlement recorded during the year ended December 31, 2016, as part of our Settlement Agreement with TVS. In addition, we had an increase of $0.8 million in personnel related expenses due to a slight increase in headcount to support operations and higher stock-based compensation expense.
Liquidity and Capital Resources
Since our inception through December 31, 2017, we have raised or earned a total of $386.1 million in cash, including:

•	$343.7 million from the sale of our common stock, convertible preferred stock and warrants and the exercise of the warrants in connection with our IPO;

•	$21.3 million from the licensing of our technology;

•	$13.5 million from our collaboration agreements; and

•	$7.6 million primarily from GLA sales.
In October 2017, we completed an underwritten follow-on public offering, which resulted in the sale of 22,425,000 shares of our common stock to the public at a price of $4.10 per share. We received net proceeds from the offering of $86.6 million, inclusive of the exercise of a portion of the underwriters’ option to purchase additional shares, after deducting underwriting discounts and commissions and offering expenses totaling $5.4 million.
As of December 31, 2017, we had cash and cash equivalents, short-term investments and other receivables totaling $144.2 million. In addition to our existing cash and cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
At-The-Market Offering
On July 3, 2017, we filed a prospectus supplement for an at-the-market offering, or ATM, program with the SEC related to the offer and sale from time to time of our common stock at an aggregate offering price of up to $50.0 million through Cowen and Company, LLC, as sales agent. The shares of common stock will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-206324). No shares of common stock have been sold under this prospectus supplement.
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
Based on our recent underwritten follow-on public offering, and our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents, short-term investments and other receivables as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.

Cash Flows
The following is a summary of our cash flows:

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(53,059)	$(35,740)	$(37,801)
Net cash used in investing activities	(7,039)	(62,421)	(427)
Net cash provided by financing activities	87,338	30,454	75,795
Net Cash Used in Operating Activities
Net cash used in operating activities was $53.1 million for the year ended December 31, 2017 and consisted primarily of our net loss of $51.9 million and a net increase in operating assets and liabilities of $10.2 million, which included restricted cash of $6.0 million associated with the TVS Settlement Agreement and a reduction in deferred revenue of $2.5 million attributable to the Sanofi Pasteur G103 collaboration agreement, which was offset by non-cash charges of $8.6 million for stock-based compensation expense and $0.4 million for depreciation and amortization expense.
Net cash used in operating activities was $35.7 million for the year ended December 31, 2016 and consisted primarily of our net loss of $53.5 million, which was offset by non-cash charges of $9.3 million for stock-based compensation expense and $0.4 million in depreciation and amortization, and a net increase in operating assets and liabilities of $8.1 million.
Net cash used in operating activities was $37.8 million for the year ended December 31, 2015 and consisted primarily of our net loss of $39.4 million and a net increase in operating assets and liabilities of $4.9 million, which was offset by non-cash charges of $6.3 million for stock-based compensation expense and $0.2 million for depreciation and amortization.
Net Cash Used in Investing Activities
Net cash used in investing activities was $7.0 million for the year ended December 31, 2017 and consisted primarily of purchases of $71.6 million in short-term investments in U.S. Treasury securities and $0.4 million in property and equipment, primarily lab equipment to support research and development efforts, which was offset by $65.0 million in maturities of these investments.
Net cash used in investing activities was $62.4 million for the year ended December 31, 2016 and consisted primarily of purchases of $102.3 million in short-term investments in U.S. Treasury securities, which was offset by $40.0 million in maturities of these investments.
Net cash used in investing activities was $0.4 million for the year ended December 31, 2015 and primarily relates to the purchase of property and equipment, specifically lab equipment to support research and development efforts.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $87.3 million for the year ended December 31, 2017 and consisted primarily of $86.6 million in net proceeds from our October 2017 public common stock offering and $0.7 million in cash received from the issuances of common stock under our stock-based compensation plans.
Net cash provided by financing activities was $30.4 million for the year ended December 31, 2016 and consisted of $30.3 million in net proceeds from our September 2016 public common stock offering and $0.1 million in cash received from the issuances of common stock under our stock-based compensation plans.
Net cash provided by financing activities was $75.8 million for the year ended December 31, 2015 and consisted primarily of $75.4 million in net proceeds received from our secondary offering in April 2015, and $0.4 million in cash received from the issuances of common stock under our stock-based compensation plans.
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of December 31, 2017:

CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	2 TO 4 YEARS	MORE THAN 4 YEARS
	(in thousands)
Operating leases (1)	$5,414	$1,486	$3,928	$—

(1)
Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2017, for our facilities in Seattle, Washington and South San Francisco, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. We were required to provide a $121,000 letter of credit as a security deposit on our lease for facilities in South San Francisco, of which no funds had been drawn down as of December 31, 2017. In addition, we provided a $200,000 letter of credit as a security deposit on our lease for facilities in Seattle, which commenced on January 1, 2017. See Note 9 to our consolidated financial statements appearing elsewhere in this report for further discussion of our leases.
The contractual obligations table above does not include any potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which could total up to $8.8 million in aggregate payments for our clinical supply agreement with NanoPass Technologies LTD (NanoPass), up to $5.8 million in aggregate payments for each licensed product for our license agreement with TheraVectys SA (TVS) and up to $7.7 million aggregate payments for ZVex products we develop. Additionally, we could owe additional payments to IDRI of up to $2.3 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed GLA/SLA product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed GLA/SLA product we develop. It also does not include any potential future royalty payments we may be required to make under our licensing agreements as described in Note 10 to our consolidated financial statements appearing elsewhere in this report.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income or loss that are excluded from net loss. For the years ended December 31, 2017 and 2016, other comprehensive loss consisted of unrealized losses on our available-for-sale securities. For the year ended December 31, 2015, there was no difference between comprehensive loss and net loss.
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
Certain agreements from which we derive our revenue include multiple deliverables. We recognize the revenue of each deliverable at fair value, determined to be the estimated selling price in cases where neither vendor-specific objective evidence nor third-party evidence is available. Revenues derived from funding of development costs are recognized when the related costs are incurred and when collectability is reasonably assured.
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
Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Employee:
Research and development	$3,613	$3,923	$2,034
General and administrative	4,879	5,029	3,810
Non-Employee:
Research and development	85	268	205
General and administrative	56	63	248
Total stock-based compensation expense	$8,633	$9,283	$6,297
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

▪	The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
The assumptions that we used in the Black-Scholes option pricing model are set forth below:

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Weighted-average estimated fair value	$4.41	$10.07	$15.65
Risk-free interest rate	1.9% - 2.4%	1.1% - 2.4%	1.5% - 1.9%
Expected term of options (in years)	5.50 - 9.17	5.50 - 9.46	5.50 - 6.08
Expected stock price volatility	80% - 91%	77% - 93%	77% - 91%
Expected dividend yield	—%	—%	—%
Prior to the adoption of ASU No. 2016-09 on January 1, 2017, compensation expense recognized was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures. Upon adoption of ASU No. 2016-09, effective January 1, 2017, we have elected to account for forfeitures as they occur. As of January 1, 2017, we had unrecorded forfeitures of $157,000. Upon adoption, we recognized this expense as a cumulative effect adjustment to retained earnings with a corresponding increase to APIC.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2017, we had cash and cash equivalents of $72.5 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $68.7 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a ten percent change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, Management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our President and Chief Executive Officer and Executive Vice President, Strategy and Finance concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President, Strategy and Finance, as appropriate to allow timely discussion regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2017.
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
(3) Exhibits
The exhibits listed below are filed as part of this Form 10-K other than Exhibits 32.1 and 32.1, which shall be deemed furnished.

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

10.19†
License Agreement, dated August 6, 2014, by and between Immune Design Corp. and Aventis Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-36561), as filed with the SEC on May 3, 2017).

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

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page to this registration statement).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Consolidated financial statements from the Annual Report on Form 10-K of Immune Design Corp. for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

IMMUNE DESIGN CORP.
(Registrant)

Date: March 14, 2018	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 14, 2018	/s/ Stephen Brady
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

SIGNATURE	TITLE	DATE

/s/ Carlos Paya, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018
Carlos Paya, M.D., Ph.D.

/s/ Stephen Brady	Executive Vice President, Strategy and Finance (Principal Accounting Officer and Principal Financial Officer)	March 14, 2018
Stephen Brady

/s/ Ed Penhoet, Ph.D.	Chairman of the Board	March 14, 2018
Ed Penhoet, Ph.D.

/s/ David Baltimore, Ph.D.	Director	March 14, 2018
David Baltimore, Ph.D.

/s/ Franklin Berger	Director	March 14, 2018
Franklin Berger

/s/ Lewis Coleman	Director	March 14, 2018
Lewis Coleman

/s/ Susan Kelley, M.D.	Director	March 14, 2018
Susan Kelley, M.D.

/s/ William Ringo	Director	March 14, 2018
William Ringo

/s/ Peter Svennilson	Director	March 14, 2018
Peter Svennilson

IMMUNE DESIGN CORP

IMMUNE DESIGN CORP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Immune Design Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immune Design Corp. as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2010.

Redwood City, California
March 14, 2018

IMMUNE DESIGN CORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	DECEMBER 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$72,454	$45,214
Short-term investments	68,653	62,041
Accounts receivable	647	517
Inventory	684	607
Prepaid expenses	1,571	2,546
Restricted cash	6,000	—
Other receivables	3,134	3,156
Total current assets	153,143	114,081
Property and equipment, net	491	414
Security deposit	200	—
Total assets	$153,834	$114,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,334	$4,559
Accrued liabilities	6,186	4,935
Accrued litigation-related settlement	6,000	7,250
Deferred revenue	—	2,519
Total current liabilities	14,520	19,263
Other noncurrent liabilities	102	56
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized at December 31, 2017 and 2016; 48,068,650 and 25,413,055 shares issued and outstanding at December 31, 2017 and 2016, respectively	48	25
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2017 and 2016; no shares issued or outstanding	—	—
Additional paid-in capital	374,970	278,913
Accumulated deficit	(235,757)	(183,738)
Accumulated other comprehensive loss	(49)	(24)
Total stockholders’ equity	139,212	95,176
Total liabilities and stockholders’ equity	$153,834	$114,495

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Revenues:
Collaborative revenue	$6,880	$4,633	$4,157
Licensing revenue	—	7,000	3,500
Product sales	315	1,627	1,853
Total revenues	7,195	13,260	9,510
Operating expenses:
Cost of product sales	84	481	774
Research and development	43,670	45,134	33,087
General and administrative	16,253	21,859	15,134
Total operating expenses	60,007	67,474	48,995
Loss from operations	(52,812)	(54,214)	(39,485)
Interest and other income	950	684	40
Net loss	$(51,862)	$(53,530)	$(39,445)
Other comprehensive loss:
Unrealized loss on investments	(25)	(24)	—
Comprehensive loss	$(51,887)	$(53,554)	$(39,445)
Basic and diluted net loss per share	$(1.75)	$(2.47)	$(2.06)
Weighted-average shares used to compute basic and diluted net loss per share	29,626,941	21,638,468	19,155,918

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
Balance, December 31, 2014	16,878,817	17	157,092	(90,763)	—	66,346
Issuance of common stock at $26.50 per share upon completion of public offering, net of offering costs of $5,397	3,047,409	3	75,356	—	—	75,359
Issuance of common stock under stock-based compensation plans	226,976	—	436	—	—	436
Stock-based compensation	—	—	6,297	—	—	6,297
Net loss	—	—	—	(39,445)	—	(39,445)
Balance, December 31, 2015	20,153,202	$20	$239,181	$(130,208)	$—	$108,993
Issuance of common stock at $6.25 per share upon completion of public offering, net of offering costs of $2,355	5,226,369	5	30,305	—	—	30,310
Issuance of common stock under stock-based compensation plans	33,484	—	144	—	—	144
Stock-based compensation	—	—	9,283	—	—	9,283
Net loss	—	—	—	(53,530)	—	(53,530)
Unrealized loss on investments	—	—	—	—	(24)	(24)
Balance, December 31, 2016	25,413,055	$25	$278,913	$(183,738)	$(24)	$95,176
Issuance of common stock at $4.10 per share upon completion of public offering, net of offering costs of $5,367	22,425,000	23	86,553	—	—	86,576
Issuance of common stock under stock-based compensation plans	230,595	—	714	—	—	714
Stock-based compensation	—	—	8,633	—	—	8,633
Cumulative effect adjustment from adoption of accounting standard on stock-based compensation	—	—	157	(157)	—	—
Net loss	—	—	—	(51,862)	—	(51,862)
Unrealized loss on investments	—	—	—	—	(25)	(25)
Balance, December 31, 2017	48,068,650	$48	$374,970	$(235,757)	$(49)	$139,212

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Operating activities
Net loss	$(51,862)	$(53,530)	$(39,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	304	243
Amortization of premium/discount on investments	(26)	126	—
Stock-based compensation	8,633	9,283	6,297
Changes in operating assets and liabilities:
Accounts receivable	(130)	455	998
Inventory	(77)	(594)	12
Prepaid expenses	975	(892)	(1,021)
Restricted cash	(6,000)	—	—
Other receivables	22	(3,059)	—
Security deposit	(200)	—	—
Accounts payable	(2,225)	1,485	(3,829)
Accrued liabilities	1,203	976	(519)
Accrued litigation-related settlement	(1,250)	7,250	—
Deferred revenue	(2,545)	2,496	(510)
Deferred rent and other noncurrent liabilities	72	(40)	(27)
Net cash used in operating activities	(53,059)	(35,740)	(37,801)
Investing activities
Purchases of property and equipment	(428)	(133)	(427)
Purchases of short-term investments	(71,611)	(102,288)	—
Maturities of short-term investments	65,000	40,000	—
Net cash used in investing activities	(7,039)	(62,421)	(427)
Financing activities
Issuance of common stock in public offering, net of offering costs	86,624	30,310	75,359
Proceeds from issuances of common stock under stock-based compensation plans	714	144	436
Net cash provided by financing activities	87,338	30,454	75,795
Net (decrease) increase in cash and cash equivalents	27,240	(67,707)	37,567
Cash and cash equivalents, beginning of year	45,214	112,921	75,354
Cash and cash equivalents, end of year	$72,454	$45,214	$112,921

Supplemental cash flow information
Unpaid stock offering costs	$48	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex® and GLAAS®. Our primary product candidates, CMB305 and G100, utilize multiple immuno-oncology approaches and are being evaluated in multiple Phase 1 and Phase 2 trials. We are planning to begin a Phase 3 clinical trial of CMB305 in patients with synovial sarcoma in mid 2018. In addition, we have licensed to third parties the right to use the GLAAS platform in select infectious disease and allergy indications.
We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington and we have an additional facility in South San Francisco, California.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). To conform with GAAP, the preparation of our financial statements requires management to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. Estimates are used for, but not limited to, accruals for clinical trial activity, other accrued liabilities, and assumptions used in determining stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ materially from those estimates.
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
Offering Costs
Offering costs represent legal, accounting and other direct costs related to our efforts to raise capital through our follow-on public offerings in October 2017, September 2016 and April 2015 and for our initial public offering (IPO) in July 2014. These costs were deferred until completion of the follow-on public offerings and IPO, respectively, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.
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
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the consolidated statements of operations and comprehensive income (loss) using the specific-identification method.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable
Accounts receivable are amounts due from other companies related primarily to licensing fees, product sales and research and development services. We considered the need for an allowance for doubtful accounts and have concluded that no allowance was needed as of December 31, 2017 or 2016, as the estimated risk of loss on our accounts receivable was determined to be minimal.
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Certain agreements from which we derive our revenue include multiple deliverables. We recognize the revenue for each deliverable at fair value determined to be the estimated selling price in cases when neither vendor specific objective evidence nor third-party evidence is available. Revenues derived from funding of development costs are recognized when the related costs are incurred and when collectability is reasonably assured.
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
We consider significant revenue concentrations to be customers who account for 10% or more of total revenues generated by us during the periods presented. We had one collaboration partner that accounted for 96% of revenue for the year ended December 31, 2017, two collaboration partners at 64% and 35% of revenue for the year ended December 31, 2016, and three collaboration partners at 44%, 36% and 20% of revenue for the year ended December 31, 2015. The collaboration partners accounted for 100% of accounts receivable as of December 31, 2017 and 2016. We do not believe the loss of such customers would have a material adverse effect on us.
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
Prior to the Financial Accounting Standards Board (FASB) adoption of Accounting Standards Update (ASU) No. 2016-09 on January 1, 2017, stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures. Upon the FASB adoption of ASU No. 2016-09, effective January 1, 2017, we have elected to account for forfeitures as they occur. As of January 1, 2017, we had unrecorded forfeitures of $157,000. Upon adoption, we recognized this expense as an adjustment to retained earnings with a corresponding increase to additional paid-in-capital. In addition, under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and eliminates the requirement that excess tax benefits be realized before companies can recognize them. As of January 1, 2017, we had an unrecognized excess tax benefit of $1.2 million and upon adoption, we recognized this excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance.
Research and Development
Research and development costs are expensed as incurred. Research and development costs primarily include personnel costs, materials and manufacturing to support clinical trials, fees paid to consultants and outside service providers, costs to conduct

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Comprehensive Loss
Comprehensive loss is composed of net loss and other comprehensive income or loss that are excluded from net loss. For the years ended December 31, 2017 and 2016, other comprehensive loss consists of unrealized losses on our available-for-sale securities. For the year ended December 31, 2015, there was no difference between comprehensive loss and net loss.
Subsequent Events
We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09 amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the new standard effective January 1, 2018, using the modified retrospective method. We will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact our current conclusions. We primarily derive our revenue from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. Each license and collaboration agreement is unique and will be assessed separately under the five-step process under the new standard. The new revenue recognition standard differs from the current accounting standard in many respects, such as in the accounting for variable considerations and the measurement of progress toward completion of performance obligations. We performed a review of all of our ongoing license and collaboration agreements and based upon our assessment and given the nature of our arrangements and the related performance obligations, we determined there will be no impact on our financial position and results of operations as a result of the adoption of the standard on January 1, 2018, the date of adoption.
In February 2016, FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. The  standard is effective for public companies  for the fiscal years and interim reporting periods beginning after December 15, 2018. We plan to adopt this new standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard on our consolidated financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities.
In August 2016, the FASB issued ASU No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transactions are classified in the statement of cash flows. We will be required to adopt the new guidance beginning with the first fiscal quarter of 2018; early adoption is permitted. We are currently assessing the impact that the new guidance will have on its consolidated statements of cash flows.
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
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications that occur on or after the adoption date. We are currently reviewing and evaluating this recent update and plan to adopt on the required adoption date. For the year ended December 31, 2017, there were no modifications to the terms or conditions of a share-based payment award.
In September 2017, the FASB issued ASU No. 2017-13 to amend revenue recognition (Topic 605), revenue from contracts with customers (Topic 606), leases (Topic 840), and leases (Topic 842) adding Securities and Exchange Commission (SEC) paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. We are currently reviewing and evaluating this recent update and plan to adopt as required. For the year ended December 31, 2017, there were no modifications or changes incorporated with respect to this recently issued update.
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
The common stock equivalents issuable upon the conversion or exercise of the following dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	DECEMBER 31,
	2017	2016	2015
Outstanding stock option grants	4,094,532	3,590,393	2,832,467
Unvested restricted stock awards	195,172	107,250	—
Total	4,289,704	3,697,643	2,832,467

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,702	—	(49)	68,653
Total	$139,204	$—	$(49)	$139,155
Classified as:
Cash equivalents				$70,502
Short-term investments				68,653
Total				$139,155

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$36,412	$2	$—	$36,414
U.S. Treasury securities	62,066	2	(28)	62,040
Total	$98,478	$4	$(28)	$98,454
Classified as:
Cash equivalents				$36,414
Short-term investments				62,040
Total				$98,454
All U.S. Treasury securities held as of December 31, 2017 and 2016 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2017
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,653	—	—	68,653
Total	$139,155	$—	$—	$139,155

	December 31, 2016
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$36,414	$—	$—	$36,414
U.S. Treasury securities	62,040	—	—	$62,040
Total	$98,454	$—	$—	$98,454
6. Inventory
Inventory consists of the following (in thousands):

	DECEMBER 31,
	2017	2016

Work in process	$541	$567
Finished goods	143	40
Total inventory	$684	$607
7. Property and Equipment
Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2017	2016

Laboratory equipment	$2,624	$2,330
Leasehold improvements	183	156
Computer equipment and software	584	483
Office equipment, furniture, and fixtures	178	174
Total	3,569	3,143
Less: accumulated depreciation and amortization	(3,078)	(2,729)
Total property and equipment, net	$491	$414

Depreciation and amortization expense was $351,000, $304,000 and $243,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2017	2016

Research and development services	$3,352	$3,027
Legal and professional services	48	28
Employee compensation	2,777	1,880
Other	9	—
Total accrued liabilities	$6,186	$4,935
9. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. Our previous lease commenced February 2013 and ended December 31, 2016. In January 2016, we entered into a new lease agreement for approximately 20,133 square feet of office and laboratory space, which includes and expands on the space previously subleased. The lease commenced on January 1, 2017 with a term of five years and an option to extend the term for an additional three years. The annual base rent is $1.1 million for the first year and increases by 2.5% each year thereafter. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay for operating and maintenance expenses. Through December 31, 2017 and 2016, we incurred $183,000 and $156,000, respectively, in leasehold improvements and accumulated amortization of $147,000 and $123,000, respectively. Also under the terms of the lease, in January 2017 we provided a $200,000 letter of credit as a security deposit.
We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. The terms of the office lease provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses beginning January 2016. In connection with the lease, we were required to provide a $121,000 letter of credit as a security deposit. As of December 31, 2017, no funds had been drawn down on the letter of credit.
As of December 31, 2017, future minimum lease payments are as follows (in thousands):

2018	$1,486
2019	1,525
2020	1,203
2021	1,200
2022	—
Total future minimum lease payments	$5,414

Rent expense under operating leases was approximately $1.5 million, $713,000 and $849,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

In May 2017, we entered into a sublease agreement with a third party subtenant, pursuant to which we are subleasing 5,048 square feet of our Seattle laboratory and office space for a period of three years. The annual base rent payable under this sublease is $273,000 for the first year and will increase by 2.5% each year thereafter. Rent under this sublease agreement is reflected in other income.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of their intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

paid an upfront fee of $600,000 for access and rights to use their device. In December 2015, we initiated a Phase 2 clinical trial using the device which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses on the accompanying balance sheet and are being amortized to research and development expense over the related milestone periods. As of December 31, 2017, the upfront and milestone payments have been fully amortized to research and development expense. In October 2016, we entered into a letter agreement with NanoPass which amended our clinical supply agreement to expand the field of use to include all oncology immunotherapy applications, which provided for additional milestone payments to NanoPass upon achievement of future clinical milestones. Per the terms of the letter agreement, we paid NanoPass an additional one-time non-refundable payment of $150,000. In addition, we agreed to pay certain future milestone fees up to an aggregate of $8.8 million upon the achievement of certain clinical milestones. However, pursuant to our current clinical protocol, we do not plan to use the NanoPass intradermal delivery device in our Phase 3 clinical trial studying CMB305 in patients with synovial sarcoma.
Under our license agreements with the Infectious Disease Research Institute (IDRI), we are contingently obligated to pay any potential future milestone payments, which could total up to $2.3 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop. We are also contingently obligated to pay potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which could total up to $7.7 million in aggregate payments for the ZVex products we develop. We also have potential future royalty payments we may be required to make under our licensing agreements as described in Note 10.
Payments under these agreements are uncertain due to the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.
10. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. Sanofi may terminate the agreement at any time upon six months’ written notice. We recognized no milestone revenue under this agreement for the year ended December 31, 2017, and $7.0 million and $1.0 million in milestone revenue under this agreement for the years ended December 31, 2016 and 2015, respectively. The agreement provides for additional payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products.
We currently have two separate license agreements with MedImmune, LLC (MedImmune), entered into October 2010, pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the achievement of development milestones under these license agreements for the years ended December 31, 2017 and 2016, and $2.5 million in milestone revenue for the year ended December 31, 2015.
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
We recognized no IDRI license-related milestone fees for the year ended December 31, 2017, and $925,000 and $2.9 million in IDRI license-related milestone fees, which were expensed in research and development expenses, for the years ended December 31, 2016 and 2015, respectively.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We made annual minimum royalty payments of $25,000 under the license until we recognized $100,000 in license-related milestone fees, which we expensed in research and development expenses for the year ended December 31, 2017. No license-related milestone fees were recognized or paid for the years ended December 31, 2016 and 2015. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage. We are required to pay Caltech up to an aggregate of $1.5 million in additional payments upon the achievement of certain regulatory and sales milestones.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 9 for additional information.
In October 2016, we entered into a license agreement with TheraVectys SA (TVS), pursuant to which we received a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $5.8 million, except that the first two milestones payments are waived for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, including LV305/CMB305, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property.
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the consolidated statement of operations. For the years ended December 31, 2017, 2016 and 2015, we recognized $6.9 million, $4.6 million and $4.2 million, respectively, in revenue under this collaboration arrangement. As of December 31, 2017 and 2016, we had an outstanding unbilled receivable of $605,000 and zero, respectively, and unearned revenue of zero and $2.5 million, respectively, under this collaboration arrangement. The unbilled receivable represents collaboration research services earned, but not yet billed to Sanofi Pasteur as of December 31, 2017.
11. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of December 31, 2017 and December 31, 2016.
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
In September 2016, we closed an underwritten public offering of 5,226,369 shares of common stock at a price of $6.25 per share. We received net proceeds of $30.3 million (inclusive of the exercise of a portion of the underwriters’ option to purchase additional shares), after underwriting discounts and commissions, and offering expenses totaling $2.4 million.
In October 2017, we closed an underwritten public offering of 22,425,000 shares of common stock at a price of $4.10 per share. We received net proceeds of $86.6 million (inclusive of the exercise of a portion of the underwriters’ option to purchase additional shares), after underwriting discounts and commissions, and offering expenses totaling $5.4 million.
Common Stock
We had 48,068,650 and 25,413,055 shares of common stock outstanding as of December 31, 2017 and 2016, respectively. Shares of common stock reserved for future issuance were as follows:

	AS OF DECEMBER 31,
	2017	2016

Shares available for issuance under the employee stock purchase plan	475,010	503,620
Options granted and outstanding	4,094,532	3,590,393
Unvested restricted stock units	195,172	107,250
Shares available for future option grants and restricted stock awards	947,199	724,723
Shares reserved for future issuance under equity incentive plans	5,711,913	4,925,986
Equity Incentive Plans
2014 Employee Stock Purchase Plan
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved, the 2014 Employee Stock Purchase Plan (2014 ESPP). The total number of shares of common stock available for issuance under the 2014 ESPP may increase annually on January 1 by (i) the lesser of 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year or (ii) 200,000 shares, or less as deemed appropriate by the Board of Directors. For 2017, the Board of Directors determined the current shares available to be issued under the 2014 ESPP was sufficient and did not increase the amount of authorized shares.
2008 Equity Incentive Plan and 2014 Omnibus Incentive Plan

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved, the 2014 Omnibus Incentive Plan (2014 Plan) which provides for the granting of certain awards to eligible employees, officers, directors, and consultants. Upon approval of the 2014 Plan by the stockholders in July 2014, 1,400,000 shares of our common stock were reserved for issuance under the 2014 Plan, and we ceased granting stock awards under the 2008 Plan. All shares of common stock subject to awards under the 2008 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in the issuance of common stock become available for issuance under the 2014 Plan.
Stock options granted under the 2008 and 2014 Plans generally vest within four years, and vested options are exercisable until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of our company. We grant stock options to employees with exercise prices equal to the fair value of our common stock on the date of grant. There were a total of 3,927,135 shares of common stock authorized under the 2014 Plan as of December 31, 2017.
The total number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 by 4% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year. On January 1, 2017, in accordance with the 2014 Plan annual increase provisions, the authorized shares increased by 1,016,522 shares.
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
Summary RSU information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	—	$—
Granted	118,000	$19.39
Vested	—	$—
Canceled/Forfeited	(10,750)	$19.39
Outstanding at December 31, 2016	107,250	$19.39
Granted	224,540	$5.60
Vested	(26,802)	$19.39
Canceled/Forfeited	(109,816)	$6.13
Outstanding at December 31, 2017	195,172	$10.99
During the year ended December 31, 2017, the total estimated grant date fair value for RSUs granted was $1.3 million. The total fair value of RSUs vested was $150,000. In 2017, the Company recognized stock-based compensation expenses of $719,000 related to RSUs. As of December 31, 2017, total unrecognized stock-based compensation expenses related to unvested RSUs was $1.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.35 years.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at January 1, 2016	2,832,467	$11.48
Granted	991,110	$15.49
Exercised	(20,782)	$3.12
Forfeited	(182,605)	$19.01
Expired	(29,797)	$25.65
Outstanding at December 31, 2016	3,590,393	$12.13	7.33	$5,062
Granted	954,301	$6.46
Exercised	(175,183)	$2.56
Forfeited	(117,124)	$14.35
Expired	(157,855)	$17.19
Outstanding at December 31, 2017	4,094,532	$10.96	7.21	$2,771
Vested and expected to vest after December 31, 2017	4,094,532	$10.96	7.21	$2,771
Exercisable at December 31, 2017	2,464,086	$10.98	6.29	$2,771
As of December 31, 2017, there was $10.8 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $868,000, $124,000 and $5.0 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in our statements of operations is as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2017	2016	2015

Employee:
Research and development	$3,613	$3,923	$2,034
General and administrative	4,879	5,029	3,810
Non-Employee:
Research and development	85	268	205
General and administrative	56	63	248
Total stock-based compensation expense	$8,633	$9,283	$6,297
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
The fair values of stock options granted to employees were calculated using the following assumptions:

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015

Weighted-average estimated fair value	$4.41	$10.07	$15.65
Risk-free interest rate (1)	1.9% - 2.2%	1.1% - 2.4%	1.5% - 1.9%
Expected term of options (in years) (2)	5.50 - 6.08	5.50 - 9.46	5.50 - 6.08
Expected stock price volatility (3)	80% - 91%	77% - 93%	77% - 91%
Expected dividend yield (4)	—%	—%	—%

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

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
12. Income Taxes
No provision for income taxes has been recorded for the years ended December 31, 2017 and 2016 due to the operating losses incurred since inception for which no benefit has been recorded.
The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	AS OF DECEMBER 31,
	2017	2016
Statutory tax rate	35.0%	35.0%
Effect of:
Permanent differences	(6.4)	(1.5)
Other	(0.5)	(0.4)
General business credits	15.1	2.4
Change in valuation allowance	15.6	(35.5)
Tax Reform - tax rate change	(58.8)	—
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of our deferred taxes are as follows (in thousands):

	AS OF DECEMBER 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$39,971	$52,154
Research and development credit	13,392	5,582
Depreciation and amortization	1,241	2,023
Other temporary differences	4,477	6,154
Gross deferred tax assets	59,081	65,913
Deferred tax asset valuation allowance	(59,081)	(65,913)
Net deferred tax assets	$—	$—
Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which will allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of our deferred tax assets based on our current understanding of the provisions of the Tax Act. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $30.5 million with a corresponding reduction in our valuation allowance. Overall, this had a net zero effect on our effective tax rate for the year as the Company has a full valuation allowance against its deferred tax assets and is currently in a taxable loss. We consider our accounting for the impacts of the Tax Act to be incomplete and the Company will continue to assess the impact of the Tax Act (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on our business and consolidated financial statements over the next 12 months. Additional work will be necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential correlative adjustments. We do not expect any material subsequent adjustments to these amounts. Adjustments, if any, are not expected to have any impact to our results of operations due to our loss position and valuation allowance.
Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance (decreased) increased by $(6.8) million and $18.9 million during 2017 and 2016, respectively.
As of December 31, 2017 and 2016, we had approximately $190.3 million and $152.5 million in federal net operating loss carryforwards and approximately $13.4 million and $5.6 million in federal research and development tax credit carryforwards, respectively. The net operating losses and federal research and development credits will begin to expire in varying amounts between 2028 and 2037 if not utilized.
The Tax Reform Act of 1986, or the Tax Reform Act, provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards. We may have experienced an ownership change, as defined by the Act, as a result of past financings. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal income tax purposes.
As of January 1, 2017, the Company had unrecognized excess tax benefits of $1.2 million related to prior stock option exercises. Upon adoption of ASU 2016-09, the Company recognized this excess tax benefit as a deferred tax asset with a corresponding increase to the deferred tax asset valuation allowance.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We file income tax returns in the U.S. federal jurisdiction as well as the state of California. We are not currently under audit in any tax jurisdiction. Tax years from 2008 through 2017 are currently open for audit by federal and state taxing authorities.
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2017 and 2016, we did not recognize any accrued interest or penalties associated with unrecognized benefits. Additionally, we did not record any unrecognized tax benefits at December 31, 2017 and 2016.
13. Legal Proceedings
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
As a non-contingent fee for a license to certain present and future intellectual property of TVS, and in consideration for the settlement of all claims and disputes between the parties, we paid $6.0 million into an escrow account (Escrowed Payment), and we also agreed to pay $1.25 million to TVS when we next raised $25.0 million, in the aggregate, through equity sales, debt or licensing revenue. The Escrowed Payment was to be disbursed to TVS as follows: (a) fifty percent (50%) when (i) Institut Pasteur consented to the granting by TVS to us of a sublicense to certain patents licensed by TVS (or to be licensed by TVS) from Institut Pasteur and (ii) the litigation in the United States and Belgium had been dismissed; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remained unchanged (Escrow Conditions); provided, that delays in satisfying the Escrow Conditions would potentially result in a reduction of the amount of the Escrowed Payment that would be disbursed to TVS.
In November 2017, we paid $1.25 million to TVS upon completion of an underwritten public offering in which we raised estimated net proceeds of approximately $86.6 million, after deducting underwriting discounts, commissions and offering expenses.

In February 2018, the parties came to an agreement on the timing and satisfaction of the Escrow Conditions, and the escrow agent disbursed $5.25 million of the Escrowed Payment to TVS and $750,000 of the Escrowed Payment to Immune Design. No additional payments are expected to be made under the terms of the Settlement Agreement (see Note 15).
In addition, the License Agreement provides us with a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS. For licensed products developed under the License Agreement, we would be obligated to pay certain development and commercial milestones and royalties.
We determined that the aggregate payment amount expected to be paid to TVS is $7.3 million and as such, the aggregate payment amount should be allocated between (1) dismissal of the litigation; and (2) license to current and future TVS intellectual property (IP). As we are not able to reliably estimate the fair value of the litigation dismissal, we assigned a fair value to the aggregate amount of the license to current and future TVS IP through the use of a benchmarking approach and determined the fair value of the license to current and future IP obtained from TVS by benchmarking this deal against similar recent (within the last 5 years) deals within our industry. The metrics we used in our benchmarking approach included similarities in industry, product type, therapeutic area, stage of product development and exclusivity. Based upon the results of

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

our benchmark approach, we determined that the fair value assigned to the license to current and future TVS IP to be $1.4 million with the remaining residual amount of $5.9 million allocated to the dismissal of the litigation.
For the year ended December 31, 2016, the $5.9 million allocated to the dismissal of litigation is recorded as a general and administrative expense and the $1.4 million allocated to the license acquired for current and future TVS IP granted to us is recorded as a research and development expense on the consolidated statements of operations.
European Patent Opposition
In February 2013, a third party filed an opposition at the European Patent Office (EPO) requesting revocation of European Patent No. 2068918 directed to GLA formulations and uses. This patent is owned by Infectious Disease Research Institute (IDRI), and we hold an exclusive license to this patent in certain fields. The oral proceedings for this opposition were held in September 2016. At the oral proceedings, the EPO maintained the patent in an amended form, which continues to cover the GLAAS products being developed by us and our licensees. We and the opponent have appealed this decision. However, the outcome of an appeal to this proceeding will not be known for several years.
14. Employee Benefit Plan
We sponsor a 401(k) defined contribution plan for our employees. Employee contributions are voluntary. We may match employee contributions in amounts to be determined at our sole discretion. Currently, we have elected to satisfy the safe-harbor rules by matching contributions equal to 100% of employee salary deferrals that do not exceed 3% of the employee’s compensation, plus 50% matching employee salary deferrals between 3% and 5% of the employee’s compensation. Employer contributions have totaled approximately $300,000, $243,000, and $214,000 for the years ended December 31, 2017, 2016 and 2015 respectively.
15. Subsequent Event
In February 2018, in accordance with the terms of the Settlement Agreement entered into on October 17, 2016, between the Company and TVS (see Note 13), the parties came to an agreement on the timing and satisfaction of the Escrow Conditions, and the escrow agent disbursed $5.25 million of the Escrowed Payment to TVS and $750,000 of the Escrowed Payment to the Company. The $750,000 recoupment of the Escrowed Payment by the Company is considered a nonrecognized subsequent event and will be recognized in the quarter ended March 31, 2018 as a reduction to general and administrative expenses.
16. Selected Quarterly Financial Information (Unaudited)
The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(unaudited)
Total revenues	$5,465	$729	$516	$485
Net loss	$(12,620)	$(13,846)	$(13,416)	$(11,980)
Basic and diluted net loss per share	$(0.50)	$(0.54)	$(0.52)	$(0.29)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited)
Total revenues	$1,863	$1,133	$8,206	$2,058
Net loss	$(12,294)	$(14,347)	$(12,443)	$(14,446)
Basic and diluted net loss per share	$(0.61)	$(0.71)	$(0.60)	$(0.57)