Form 10-Q
period 2018-03-31
IMMUNE DESIGN CORP.
filed 2018-05-03
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of April 30, 2018, the number of outstanding shares of the registrant’s common stock was 48,125,008.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,172	$72,454
Short-term investments	58,706	68,653
Accounts receivable	340	647
Inventory	674	684
Prepaid expenses	2,514	1,571
Restricted cash	—	6,000
Other receivables	97	3,134
Total current assets	134,503	153,143
Property and equipment, net	611	491
Security deposit	200	200
Total assets	$135,314	$153,834
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,630	$2,334
Accrued liabilities	3,721	6,186
Accrued litigation-related settlement	—	6,000
Total current liabilities	6,351	14,520
Other non-current liabilities	105	102
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2018 (unaudited) and December 31, 2017; 48,125,008 and 48,068,650 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively	48	48
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	377,934	374,970
Accumulated deficit	(249,057)	(235,757)
Accumulated other comprehensive loss	(67)	(49)
Total stockholders’ equity	128,858	139,212
Total liabilities and stockholders’ equity	$135,314	$153,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenues:
Collaborative revenue	$496	$5,204
Product sales	7	261
Total revenues	503	5,465
Operating expenses:
Cost of product sales	7	37
Research and development	10,311	14,038
General and administrative	3,995	4,135
Total operating expenses	14,313	18,210
Loss from operations	(13,810)	(12,745)
Interest and other income	510	125
Net loss	$(13,300)	$(12,620)
Other comprehensive income (loss):
Unrealized loss on investments	(18)	(23)
Comprehensive loss	$(13,318)	$(12,643)
Basic and diluted net loss per share	$(0.28)	$(0.50)
Weighted-average shares used to compute basic and diluted net loss per share	48,122,396	25,463,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Operating activities
Net loss	$(13,300)	$(12,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	79
Amortization of premium/discount on investments	(150)	26
Stock-based compensation expense	2,738	2,247
Changes in operating assets and liabilities:
Accounts receivable	307	(86)
Inventory	10	31
Prepaid expenses	(943)	635
Other receivables	3,037	3,010
Accounts payable	296	(1,245)
Accrued liabilities	(2,465)	(772)
Accrued litigation-related settlement	(6,000)	—
Deferred rent and other liabilities	3	(2,486)
Net cash used in operating activities	(16,383)	(11,181)
Investing activities
Purchases of property and equipment	(204)	(202)
Maturities of short-term investments	21,000	9,000
Purchases of short-term investments	(10,921)	(8,999)
Net cash provided by (used in) investing activities	9,875	(201)
Financing activities
Proceeds from issuances of common stock under equity incentive plans	226	286
Net cash provided by financing activities	226	286
Net decrease in cash, cash equivalents and restricted cash	(6,282)	(11,096)
Cash, cash equivalents and restricted cash, beginning of period	78,654	45,214
Cash, cash equivalents and restricted cash, end of period	$72,372	$34,118
Supplemental cash flow information
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Cash and cash equivalents	$72,172	$27,918
Restricted cash	—	6,000
Security deposit	200	200
Total cash, cash equivalents and restricted cash	$72,372	$34,118
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. We are developing multiple product candidates from our two discovery platforms, ZVex® and GLAAS®. Our primary product candidates, CMB305 and G100, utilize different immuno-oncology approaches and are being evaluated in multiple Phase 1 and Phase 2 trials. We plan to commence a Phase 3 clinical trial of CMB305 in patients with synovial sarcoma this year. In addition, we have licensed to third parties the right to use the GLAAS platform in select infectious disease and allergy indications.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 14, 2018 (Annual Report).
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Restricted Cash
Restricted cash includes funds used to secure our obligations associated with the settlement of all claims and disputes under our Settlement Agreement with TheraVectys SA (TVS). A deposit of zero and $6.0 million was held in escrow restricted from withdrawal as of March 31, 2018 and December 31, 2017, respectively. See Note 12 for additional information. In addition, we held a security deposit under a standby letter of credit associated with our laboratory and office space lease in Seattle, Washington, to be drawn down by our landlord if the lease is breached. The security deposit is classified as a non-current asset on our Condensed Consolidated Balance Sheets.
Comprehensive Loss
Comprehensive loss is composed of net loss and other comprehensive income or loss that are excluded from net loss. For the periods presented, other comprehensive income consists of unrealized gains on our available-for-sale securities.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method and there was no impact to our financial position and results of operations as a result of the adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
We derive our revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and supply agreements.
License, Collaboration and Other Revenues
We enter into collaboration and out-licensing agreements which are within the scope of Topic 606, under which we perform research and development activities and license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements, we perform the following steps: (1) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
Licensing of intellectual property. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone payments. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.
Manufacturing supply services. Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. We assess if these options provide material rights to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon shipment.
Royalties. Arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaboration or out-licensing agreements.
Product Sales
Revenue from product sales of glucopyranosyl lipid A (GLA), a product from our GLAAS platforms, is recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the Customer. All revenues associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

Accrued Liabilities and Research and Development Related Accruals
Accrued liabilities and research and development related accruals represent accrued compensation including vacation accruals and accrued expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued professional services and research and development expenses. This process involves reviewing contracts and vendor agreements, communicating with appropriate internal personnel to identify services that have been performed on our behalf and estimating the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us and periodically confirming the accuracy of our estimates with service providers and making adjustments, if necessary.
We base our expenses related to contract manufacturing and clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple contract manufacturing organizations and clinical research organizations that conduct and manage supply and clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period.
Accounting estimates and judgments related to contract manufacturing activities and clinical trials are inherently uncertain. We base our estimates on the best information available at the time. As appropriate, estimates are assessed periodically and updated to reflect current information and any changes will generally be reflected in the period first identified. To date, we have not experienced any significant adjustments to our estimates.
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted the new standard in the first quarter of 2018. Adoption of this standard did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18 that relates to restricted cash. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard in the first quarter of 2018. Adoption of this standard did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted the new standard in the first quarter of 2018. Adoption of this standard did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. The standard is effective for public companies for the fiscal years and interim reporting periods beginning after December 15, 2018. We plan to adopt this new standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard, and expect that it will increase our lease assets and correspondingly increase our lease liabilities.

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
The common stock equivalents issuable upon the exercise of the following dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2018	2017
	(unaudited)	(unaudited)
Outstanding options to purchase common stock	5,105,259	4,100,676
Unvested restricted stock units	667,231	297,550
Total outstanding shares of common stock equivalents	5,772,490	4,398,226

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Money market funds	$68,893	$—	$—	$68,893
U.S. Treasury securities	58,773	—	(67)	58,706
Total	$127,666	$—	$(67)	$127,599
Classified as:
Cash equivalents				$68,893
Short-term investments				58,706
Total				$127,599

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,702	—	(49)	68,653
Total	$139,204	$—	$(49)	$139,155
Classified as:
Cash equivalents				$70,502
Short-term investments				68,653
Total				$139,155
All U.S. Treasury securities held as of March 31, 2018 and December 31, 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the periods presented.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2018
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Money market funds	$68,893	$—	$—	$68,893
U.S. Treasury securities	58,706	—	—	58,706
Total	$127,599	$—	$—	$127,599

	December 31, 2017
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,653	—	—	68,653
Total	$139,155	$—	$—	$139,155
6. Inventory
Inventory consists of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Work in process	$541	$541
Finished goods	133	143
Total inventory	$674	$684

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Research and development services	$2,460	$3,352
Legal and professional services	48	48
Employee compensation	1,201	2,777
Other	12	9
Total accrued liabilities	$3,721	$6,186
8. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. In January 2016, we entered into a new lease agreement for approximately 20,133 square feet of office and laboratory space, which includes and expands on the space we previously subleased. The lease commenced on January 1, 2017 with a term of five years and an option to extend the term for an additional three years. The annual base rent is $1.1 million for the first year and increases by 2.5% each year thereafter. Under the terms of this lease agreement, we provided a $200,000 security deposit in January 2017. In May 2017, we entered into a sublease agreement with a third party subtenant. As sublandlord under this agreement, we are subleasing 5,048 square feet of the Seattle laboratory and office space for a period of three years. The annual base rent payable under this sublease is $273,000 for the first year and will increase by 2.5% each year thereafter. Rent under this sublease agreement is reflected in other income.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. Under this lease, we were required to provide a $121,000 letter of credit as a security deposit. As of March 31, 2018, no funds had been drawn on the letter of credit.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of its intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use this device. In December 2015, we initiated a Phase 2 clinical trial using the device which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses, and fully amortized to research and development expense as of December 31, 2017. In October 2016, we entered into a letter agreement with NanoPass, which amended our clinical supply agreement to expand the field of use to include all oncology immunotherapy applications, which provided for additional milestone payments to NanoPass upon achievement of future clinical milestones. Per the terms of the letter agreement, we paid NanoPass an additional upfront, one-time, non-refundable payment of $150,000. In addition, we agreed to pay certain future milestone fees up to an aggregate of $8.8 million upon the achievement of certain clinical milestones. However, pursuant to our current clinical protocol, we do not plan to use the NanoPass intradermal delivery device in our Phase 3 clinical trial studying CMB305 in patients with synovial sarcoma.
Under our license agreements with the Infectious Disease Research Institute (IDRI), we are contingently obligated to pay potential future milestone payments, which could total up to $2.3 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop. We are contingently obligated to pay potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which could total up to $7.7 million in aggregate payments for the ZVex products we develop. We also have potential future royalty payments we may be required to make under our licensing agreements as described in Note 9.
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for the use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. In 2014, Sanofi paid us an upfront payment under the license agreement of $3.5 million. We recognized no milestone revenue under this agreement for the three months ended March 31, 2018 and 2017. The agreement provides for additional payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months’ written notice.
We currently have two separate license agreements with MedImmune, LLC (MedImmune), entered into in October 2010, pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements of $4.5 million. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

achievement of development milestones under these license agreements for the three months ended March 31, 2018 and 2017.
We assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparty, Sanofi and MedImmune are customers. Based on our assessment, we determined that the license was the only performance obligation at the inception of the agreements and the upfront fees were recognized in the period the arrangements were executed.
Licenses Acquired
In July 2008, we licensed certain patent rights, know-how and technology related to our GLAAS platform from the Infectious Disease Research Institute (IDRI), specifically products and formulations containing GLA and another synthetic TLR4 agonist referred to as SLA. This license was first amended and restated in 2010. In November 2015, we entered into a separate agreement with IDRI to license a patent related to our GLAAS technology in the field of cancer. Under this agreement, we paid IDRI an upfront license fee in the amount of $250,000, which was recognized as research and development expense. Upon the achievement of certain developmental and regulatory milestones, we will be obligated to pay IDRI up to $250,000 and $125,000, respectively, for the first and each subsequent licensed product we develop.
In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.3 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments. We recognized no IDRI license-related milestone fees for the three months ended March 31, 2018 and 2017.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We made annual minimum royalty payments of $25,000 under the license until we recognized $100,000 in license-related milestone fees, expensed in research and development expenses for the year ended December 31, 2017. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage. We are required to pay Caltech up to an aggregate of $1.5 million in additional payments upon the achievement of certain regulatory and sales milestones. We recognized no Caltech milestone fees for the three months ended March 31, 2018 and 2017.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 8 for additional information.
In October 2016, we entered into a license agreement with TheraVectys SA (TVS), pursuant to which we received a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $5.8 million, except that the first two milestones payments are waived for

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, including LV305/CMB305, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property. We recognized no TVS milestone fees for the three months ended March 31, 2018 and 2017.
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
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Under this collaboration arrangement, we recognized revenue of $496,000 and $5.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had an outstanding net unbilled receivable of $294,000 and $605,000, respectively, due from Sanofi Pasteur on our accompanying condensed consolidated balance sheets related to this agreement. The net unbilled receivable represents collaboration research services earned, but not yet billed to Sanofi Pasteur as of March 31, 2018 and December 31, 2017. We assessed the arrangement in accordance with Topic 606 and concluded that the counterparty Sanofi Pasteur is a customer. Based on our assessment, we determined that the research and development services are the only performance obligation at the inception of the agreement. There was no day one license fee paid by Sanofi Pasteur and Sanofi Pasteur pays fair value for the research and development services provided.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of March 31, 2018 or December 31, 2017.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

Common Stock
We had 48,125,008 and 48,068,650 shares of common stock outstanding as of March 31, 2018 and December 31, 2017, respectively. Shares of common stock reserved for future issuance were as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Shares available for issuance under the employee stock purchase plan	475,010	475,010
Options granted and outstanding	5,105,259	4,094,532
Unvested restricted stock awards	667,231	195,172
Shares available for future stock option grants and restricted stock awards	1,330,801	947,199
Shares reserved for future issuance under equity incentive plans	7,578,301	5,711,913
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
Equity Incentive Plans
Under our 2014 Omnibus Incentive Plan (2014 Plan), the total number of shares of common stock available for issuance increases annually on January 1 of each year in an amount equal to 4% of the total number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding year, or such lesser amount as deemed appropriate by our Board of Directors. On January 1, 2018, the authorized shares available under the 2014 Plan were increased by 1,922,746 shares. There were a total of 5,794,991 shares of common stock authorized under the 2014 Plan as of March 31, 2018.
Under our 2014 Employee Stock Purchase Plan (2014 ESPP), the total number of shares of common stock available for issuance increases annually on January 1 of each year in an amount equal to the lesser of (i) 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year, (ii) 200,000 shares, or such lesser amount as deemed appropriate by our Board of Directors. For 2018, the Board of Directors determined the current shares available for issuance under the 2014 ESPP were sufficient and did not increase the amount of authorized shares. There were a total of 475,010 shares of common stock authorized under the 2014 ESPP as of March 31, 2018.
Restricted Stock Units
In January 2018, the Compensation Committee of our Board of Directors granted 198,835 time-based restricted stock units (RSUs) and 367,500 performance-based restricted stock units (PSUs) to our employees. Restricted stock units are awards that entitle the holder to receive shares of our common stock upon vesting. The RSUs and PSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to vesting. One-third of the RSUs granted in January 2018 will vest on each anniversary of the grant date over three (3) years, subject to the employee’s continued service with us on each vesting date. The fair value of each RSU is equal to the closing price of our common stock on the applicable grant date. Fifty percent of the PSUs will vest on each of June 30, 2018 and December 31, 2018 upon the achievement of certain performance criteria by such date, subject to the employee’s continued service with us on each vesting date. If the performance criteria are not met by the specified dates, the corresponding PSUs will expire. Stock-based compensation for these PSUs is recognized over the service

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

period beginning in the period management determines it is probable that the performance criteria will be achieved. During the period ending March 31, 2018, we began recognizing stock compensation expense on the PSUs as the outcome of the performance criteria being achieved was deemed probable.
Summary of RSUs and PSUs information is as follows:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE (per share)
Outstanding at December 31, 2017	195,172	$10.99
Granted (unaudited)	566,335	4.04
Vested (unaudited)	(55,135)	11.96
Forfeited (unaudited)	(39,141)	5.61
Outstanding at March 31, 2018 (unaudited)	667,231	5.32
Stock Option Activity
Summary of stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2017	4,094,532	$10.96	7.21	$2,771
Granted (unaudited)	1,152,770	$3.97
Exercised (unaudited)	(1,223)	$1.23
Expired (unaudited)	(31,768)	$18.96
Forfeited (unaudited)	(109,052)	$8.91
Outstanding at March 31, 2018 (unaudited)	5,105,259	$9.38	7.44	$2,152
Exercisable as of March 31, 2018 (unaudited)	2,784,283	$10.70	6.09	$2,144

As of March 31, 2018, there was $11.4 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $2,000 and $544,000, respectively.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Employee:
Research and development	$1,200	$933
General and administrative	1,525	1,280
Non-Employee:
Research and development	9	23
General and administrative	4	11
Total stock-based compensation expense	$2,738	$2,247
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Weighted-average estimated fair value	$2.69	$3.88
Risk-free interest rate	2.3% - 2.6%	2.0% - 2.1%
Expected term of options (in years)	5.50 - 6.08	5.50 - 6.08
Expected stock price volatility	78%	80% - 82%
Expected dividend yield	—	—
11. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of our deferred tax assets based on our current understanding of the provisions of the Tax Act. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $30.5 million with a corresponding reduction in our valuation allowance. Overall, this had a net zero effect on our effective tax rate for the year as the Company has a full valuation allowance against its deferred tax assets and is currently in a taxable loss. We consider our accounting for the impacts of the Tax Act to be incomplete and the Company will continue to assess the impact of the Tax Act (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on our business and consolidated financial statements over the next 12 months. Additional work will be necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential correlative adjustments. We do not expect any material subsequent adjustments to these amounts. Adjustments, if any, are not expected to have any impact to our results of operations due to our loss position and valuation allowance. As of March 31, 2018, we have not yet completed our accounting for all the tax effects of the Tax Act, however, as noted above we have made a reasonable estimate of the effects on our existing deferred tax balances. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our provisional estimates may also be adjusted as we gain a more thorough understanding of the tax law.

12. Legal Proceedings
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

In the proceeding, TVS had alleged that it had entered into a contractual relationship with Henogen SA (Henogen) in 2010 with respect to the production of lentiviral vector vaccines for TVS. Henogen is a contract manufacturing organization with which we contracted for the manufacture of our LV305 product candidate. TVS alleged that its contractual relationship with Henogen contained an exclusivity provision limiting Henogen’s ability to participate in the manufacturing process of a vaccine based on lentiviral DNA vectors for third parties. TVS alleged that we entered into a contractual relationship with Henogen to manufacture lentiviral vectors, which TVS contends interfered with its contract with Henogen and resulted in the use of certain TVS confidential information and trade secrets. The complaint asserted four counts for relief: tortious interference with contractual relationship, unfair competition, misappropriation of trade secrets, and unjust enrichment. Claimed damages were not specified.
Under the Settlement Agreement, TVS agreed to dismiss all pending litigation against us and to withdraw its patent opposition proceedings (EPO Proceeding) against our European Patent No EP 2 456 786 (EU Patent). Also under the Settlement Agreement, both parties agreed to a broad release of claims against one another based on acts or omissions arising out of the litigation, or the facts and circumstances giving rise to the litigation. Neither party made any admission of liability or wrongdoing under the Settlement Agreement. In addition, the License Agreement provides us with a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS.
As a non-contingent fee for a license to certain present and future intellectual property of TVS, and in consideration for the settlement of all claims and disputes between the parties, we paid $6.0 million into an escrow account (Escrowed Payment), and we also agreed to pay $1.25 million to TVS when we next raised $25.0 million, in the aggregate, through equity sales, debt or licensing revenue. The Escrowed Payment was to be disbursed to TVS as follows: (a) fifty percent (50%) when (i) Institut Pasteur consented to the granting by TVS to us of a sublicense to certain patents licensed by TVS and (ii) the litigation in the United States and Belgium had been dismissed; and (b) fifty percent (50%) upon the final resolution of the EPO Proceeding if the scope of the EU Patent remained unchanged (Escrow Conditions); provided, that delays in satisfying the Escrow Conditions would potentially result in a reduction of the amount of the Escrowed Payment that would be disbursed to TVS.
After entering into the Settlement Agreement, we determined that the aggregate payment amount expected to be paid to TVS was $7.25 million and as such, the aggregate payment amount should be allocated between (1) dismissal of the litigation; and (2) license to current and future TVS intellectual property (IP). As we were not able to reliably estimate the fair value of the litigation dismissal, we assigned a fair value to the aggregate amount of the license to current and future TVS IP through the use of a benchmarking approach and determined the fair value of the license to current and future IP obtained from TVS by benchmarking this deal against similar recent (within the last 5 years) deals within our industry. The metrics we used in our benchmarking approach included similarities in industry, product type, therapeutic area, stage of product development and exclusivity. Based upon the results of our benchmark approach, we determined that the fair value assigned to the license to current and future TVS IP to be $1.4 million with the remaining residual amount of $5.85 million allocated to the dismissal of the litigation.
For the year ended December 31, 2016, the $5.85 million allocated to the dismissal of litigation was recorded as a general and administrative expense, and the $1.4 million allocated to the license was recorded as a research and development expense on the condensed consolidated statements of operations and comprehensive income (loss).
In November 2017, we paid $1.25 million to TVS upon completion of an underwritten public offering in which we raised net proceeds of $86.6 million, after deducting underwriting discounts, commissions and offering expenses.
In February 2018, the parties came to an agreement on the timing and satisfaction of the Escrow Conditions, and the escrow agent disbursed $5.25 million of the Escrowed Payment to TVS and $750,000 of the Escrowed Payment to Immune Design. The $750,000 recoupment of the Escrow Payment by the Company was recognized during the period ended March 31, 2018 as a reduction to general and administrative expenses. No additional payments are expected to be made under the terms of the Settlement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K (Annual Report), filed with the SEC. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, future financial performance, development programs, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our net loss was $13.3 million for the three months ended March 31, 2018 compared to $12.6 million for the three months ended March 31, 2017. As of March 31, 2018, we had an accumulated deficit of $249.1 million. We have incurred net losses to date and expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
First Quarter 2018 and Other Recent Highlights
We are planning to commence a Phase 3 clinical trial of CMB305 monotherapy in synovial sarcoma patients in mid-2018. The randomized trial will evaluate CMB305 versus placebo in patients with NY-ESO-1+ locally advanced unresectable or metastatic synovial sarcoma, a type of soft tissue sarcoma, who have no evidence of progression after first-line chemotherapy, referred to as a “maintenance” setting. The study is designed to enroll 248 patients who will be randomized 1:1 to receive either CMB305 monotherapy or placebo. The trial will have progression free survival (PFS), and overall survival (OS) as endpoints, and if the PFS endpoint is successful, the FDA offered that it may support full approval of CMB305. Depending on the rate of events, final PFS analysis may occur as early as 24 months from the first patient dosed. We believe this “maintenance” setting is an ideal patient population for CMB305 because (1) CMB305 appears to induce the desired immune response in months two and three, and (2) based on published literature and internal data, we estimate PFS in this population to be approximately four months from completion of chemotherapy. In contrast, data from the monotherapy Phase 1 study referred to above, which showed a PFS of 4.7 months, was generated from a sicker patient population with later-stage disease than will be enrolled in the Phase 3 trial. If the PFS endpoint is met, we intend to submit a Biologics License Application (BLA) and seek approval for CMB305 to treat this patient population. We may also develop a companion diagnostic in connection with our CMB305 development program to identify NY-ESO-1 expressing tumors, which test we believe would require FDA approval.
In March 2018, we reported updated data from 25 patients with recurrent soft tissue sarcoma treated with CMB305 monotherapy, which included 14 synovial sarcoma patients. In particular, we reported updated data showing a median OS of 23.7 months among the soft tissue sarcoma patients, and that the median OS for the subset of synovial sarcoma patients had not yet been reached. These data compare favorably to the median OS for approved second line and later chemotherapeutic agents, which is 12.4-13.5 months, as well as a published median OS of 11.7 months for synovial sarcoma patients specifically, which is the population to be studied in our planned Phase 3 trial. A disease control rate (DCR), of 64% was observed, including tumor growth arrest in patients who had evidence of disease progression at study entry. CMB305 was well tolerated, with only one related Grade 3 adverse event and without dose-limiting toxicities. With respect to immunogenicity, CMB305 generated a strong and broad anti-NY-ESO-1 immune response in over 50% of the patients, with 32% of patients experiencing an integrated response demonstrated by production of T cells and antibodies. Induction of an immune response against other tumor antigens not targeted by CMB305, known as antigen spreading, was detected in 33% of evaluable patients following CMB305 therapy. Consistent with the rationale of the prime-boost approach, patients who responded immunologically had a greater degree of antigen-specific T cell response than previously reported in the Phase 1 trial of LV305 alone. In a separate presentation examining data from a pool of 64 patients of various tumor types treated with CMB305 or LV305 monotherapy, we reported a trend towards the association of the induced anti-NY-ESO-1 immune response with improved patient survival, particularly in patients with pre-existing anti-NY-ESO-1 immunity. These immune biomarkers may guide regulatory strategy via the selection of patients more likely to have survival benefit on CMB305 therapy.

In March 2018, we reported updated data from our randomized Phase 1b/2 clinical trial of G100 as a monotherapy and combination therapy in patients with follicular non-Hodgkin Lymphoma (FL). The monotherapy Phase 1b portion of the trial is evaluating G100 with local radiation at multiple doses, and the randomized Phase 2 portion of the trial is evaluating G100 with local radiation alone or in combination with the anti-PD-1 agent, Keytruda® (pembrolizumab), pursuant to a collaboration with Merck. The G100 monotherapy and pembrolizumab combination resulted in a 54% objective response rate (ORR), with a 75% ORR in those patients who expressed a potential predictive biomarker related to high TLR4 expression (6/8 patients). These data compare favorably to the pembrolizumab monotherapy data presented at the American Society of Hematology (ASH) 2017 Annual Meeting, which showed an 11% ORR in a separate follicular lymphoma study. In addition, 77% of patients in the combination arm experienced abscopal tumor shrinkage in un-injected tumors, compared to 54% of patients in the monotherapy arm. Given these clinical benefit data and G100’s continued favorable safety profile, we are evaluating a development plan for G100 first in FL and then potentially in other lymphomas and solid tumors.
In February 2018, we came to an agreement with TheraVectys SA (TVS) on the timing and satisfaction of the escrow conditions under our Settlement Agreement, dated October 17, 2016, and the escrow agent disbursed $5.25 million of the escrow payment to TVS and the remaining $750,000 of the escrow payment to us. No additional payments are expected to be made under the terms of the Settlement Agreement.
Financial Overview
Revenue
Collaboration and Licensing Revenue
We derive our revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and GLA supply agreements. Revenues derived from funding of development costs are recognized when the related costs are incurred and when collectability is reasonable assured. Revenues from upfront fees and development services are classified as license and collaboration revenue, respectively, in our consolidated statements of operations. We may generate revenue in the future from payments from future license or collaboration agreements, product sales or government contracts and grants.We expect that any revenue we generate will fluctuate from quarter to quarter.
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

	Three Months Ended March 31,
	2018	2017
	(unaudited and in thousands)
Direct research and development expense by platform:
ZVex	$2,317	$3,795
GLAAS	1,359	550
G103	420	4,983
Other	417	—
Total direct research and development program expense	4,513	9,328
Indirect research and development expense by type:
Personnel related costs	4,015	3,146
Research and development supplies and services	1,087	963
Allocated facility, equipment, travel and other expense	696	601
Total indirect research and development expense	5,798	4,710
Total research and development expense	$10,311	$14,038

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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method and there was no impact to our financial position and results of operations as a result of the adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
We derive our revenue from collaboration and licensing agreements and the sale of products associated with material transfer, collaboration and supply agreements.

License, Collaboration and Other Revenues

We enter into collaboration and out-licensing agreements which are within the scope of Topic 606, under which we perform research and development activities and license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services we provide through our contract manufacturers; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements, we perform the following steps: (1) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Licensing of intellectual property. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Manufacturing supply services. Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. We assess if these options provide material rights to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded when the customer obtains control of the goods, which is upon shipment.

Royalties. Arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaboration or out-licensing agreements.

Product Sales

Revenue from product sales of glucopyranosyl lipid A (GLA), a product from our GLAAS platforms, is recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the Customer. All revenues associated from the sale of GLA products supplied by us are reported under product sales with the applicable costs reported under cost of product sales. Product sales consist of the direct costs associated with the manufacture and formulation of GLA, including costs to purchase raw materials, third-party contract manufacturing costs, assay testing and ongoing product stability testing.
Accrued Liabilities and Research and Development Related Accruals
Accrued liabilities and research and development related accruals represent accrued compensation including vacation accruals and accrued expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued professional services and research and development expenses. This process involves reviewing contracts and vendor agreements, communicating with appropriate internal personnel to identify services that have been performed on our behalf and estimating the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us and periodically confirming the accuracy of our estimates with service providers and making adjustments, if necessary.
We base our expenses related to contract manufacturing and clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple contract manufacturing organizations and clinical research organizations that conduct and manage supply and clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period.
Accounting estimates and judgments related to contract manufacturing activities and clinical trials are inherently uncertain. We base our estimates on the best information available at the time. As appropriate, estimates are assessed periodically and updated to reflect current information and any changes will generally be reflected in the period first identified. To date, we have not experienced any significant adjustments to our estimates.
Recently Adopted Accounting Pronouncements
See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the three months ended March 31, 2018.
Results of Operations
Comparison of Three Months Ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
	(unaudited and in thousands)
Total revenues	$503	$5,465	$(4,962)
Operating expenses:
Cost of product sales	7	37	(30)
Research and development	10,311	14,038	(3,727)
General and administrative	3,995	4,135	(140)
Total operating expenses	14,313	18,210	(3,897)
Loss from operations	(13,810)	(12,745)	(1,065)
Interest and other income	510	125	385
Net loss	$(13,300)	$(12,620)	$(680)
Total Revenues and Cost of Product Sales
The $5.0 million decrease in total revenues was primarily attributable to a $4.7 million decrease in collaboration revenue related to the timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. In addition, there was a decrease of $0.3 million in product sales to third parties under materials transfer agreements, as there were no such significant product sales to collaboration partners or other third parties under materials transfer agreements. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.

Research and Development Expenses
The $3.7 million decrease in research and development expenses was primarily attributable to a decrease of $4.8 million in our contract manufacturing costs related to the timing and level of process development and contract manufacturing activities associated with our Sanofi Pasteur G103 collaboration. Contract manufacturing costs will fluctuate from period to period based upon the timing of when the services are performed during the periods. Offsetting this decrease was a $0.9 million increase in personnel-related expenses, which was primarily due to an increase in compensation and benefits from one period to the other and the addition of a new VP of Quality and Compliance to the executive team during the three months ended March 31, 2018 and a $0.2 million increase in research and development supplies, facility-related costs and travel expenditures to support our advancing research and clinical pipeline activities and our current plans to commence a Phase 3 clinical trial of CMB305 monotherapy in synovial sarcoma patients in mid-2018.
General and Administrative Expenses
General and administrative expenses did not materially differ over the comparative periods. The $0.1 million decrease in general and administrative expenses was primarily attributable to the recoupment of $0.8 million from the TVS settlement when final distribution of the Escrow Payment was released in February 2018. This decrease was offset by an increase of $0.6 million in compensation and benefits and an increase of $0.1 million in professional fees and services to help support our ongoing operations.
Liquidity and Capital Resources
Liquidity
As of March 31, 2018, we had cash and cash equivalents, short-term investments and other receivables totaling $131.0 million. In addition to our existing cash, cash equivalents, short-term investments and other receivables, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Based on our recent underwritten follow-on public offering, and our current research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents, short-term investments and other receivables as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including the FDA review of any BLA we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows (in thousands) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(unaudited and in thousands)
Net cash used in operating activities	$(16,383)	$(11,181)
Net cash provided by (used in) investing activities	9,875	(201)
Net cash provided by financing activities	226	286

Net Cash Used in Operating Activities
Net cash used in operating activities was $16.4 million during the three months ended March 31, 2018 and consisted primarily of our net loss of $13.3 million and a net increase in operating assets and liabilities of $5.8 million, which included the payment of the $6.0 million accrued litigation-related settlement liability associated with the TVS Settlement Agreement as a result of the release of the Escrow account and payment made to TVS in February 2018, $0.1 million in depreciation and amortization expense and amortization on premium/discount on short-term investments offset by non-cash charges of $2.7 million for stock-based compensation expense. Net cash used in operating activities was $11.2 million during the three months ended March 31, 2017 and consisted primarily of our net loss of $12.6 million, which was partially offset by non-cash charges of $2.2 million for stock-based compensation expense and a net decrease in operating assets and liabilities of $0.9 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $9.9 million during the three months ended March 31, 2018 and consisted primarily of purchases of $0.2 million in property and equipment, primarily lab equipment to support research and development efforts, and $10.9 million in short-term investments in U.S. Treasury securities, offset by $21.0 million in maturities of these investments. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2017 and consisted primarily of purchases of $0.2 million in property and equipment, primarily lab equipment to support research and development efforts, and $9.0 million in short-term investments in U.S. Treasury securities, offset by $9.0 million in maturities of these investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2018, primarily attributable to cash received from the issuances of common stock under our equity incentive plans. Net cash provided by financing activities was $0.3 for the three months ended March 31, 2017, primarily attributable to cash received from the issuances of common stock under our equity incentive plans.
Contractual Obligations and Contingent Liabilities
During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2018, we had cash and cash equivalents of $72.2 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $58.7 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three months ended March 31, 2018, we reported a net loss of $13.3 million, compared with a net loss of $12.6 million the three months ended March 31, 2017. As of March 31, 2018, we had an accumulated deficit of $249.1 million.
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
Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General (OIG), state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved, or off-label, uses, may be subject to enforcement letters, inquiries and investigations, as well as civil and criminal sanctions. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.
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
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act of 2010, or the PPACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) established annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct clinical research and market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the Physician Payments Sunshine Act (federal Open Payments program), created under Section 6002 of the PPACA and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services (HHS) information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to the HHS ownership and investment interests held by physicians (as defined above) and their immediate family members;

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

•
the federal false claims laws, including the False Claims Act, impose civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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
In addition, we could be adversely affected by:

•	our partners’ technologies, products and selection of disease targets;

•	our partners’ failure to timely perform their obligations under our agreements;

•	our partners’ failure to timely or fully develop or effectively commercialize the product candidates; and

•	a material contractual dispute between us and our partners.
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
Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.
Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.
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
Risks Related to Ownership of Our Common Stock
The market price of our stock may be volatile and you could lose all or part of your investment.
The trading price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in July 2014 at a price of $12.00 per share, and through December 31, 2017, the sale price of our common stock as reported on The Nasdaq Global Market (Nasdaq) has ranged from $40.13 to $3.50. Our announcement on October 17, 2017 of our plans to proceed with a Phase 3 clinical trial for our CMB305 product candidate in patients with synovial sarcoma resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations. Our stock could also be subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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
As of December 31, 2017, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

•
the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Securities Exchange Act of 1934 (Exchange Act) and instead provide a reduced level of disclosure concerning executive compensation; and

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
Item 5. Other Information
None.
Item 6. Exhibits
Other than as notated, the exhibits set forth below are filed as part of this Quarterly Report on Form 10-Q:

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
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Immune Design Corp.
(Registrant)

Date:	May 3, 2018	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2018	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)