Form 10-Q
period 2018-06-30
IMMUNE DESIGN CORP.
filed 2018-08-01
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of July 30, 2018, the number of outstanding shares of the registrant’s common stock was 48,164,828.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,430	$72,454
Short-term investments	46,795	68,653
Accounts receivable	660	647
Inventory	900	684
Prepaid expenses	2,111	1,571
Restricted cash	—	6,000
Other receivables	88	3,134
Total current assets	123,984	153,143
Property and equipment, net	548	491
Security deposit	200	200
Total assets	$124,732	$153,834
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,156	$2,334
Accrued liabilities	4,745	6,186
Accrued litigation-related settlement	—	6,000
Total current liabilities	7,901	14,520
Other non-current liabilities	107	102
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017; 48,164,828 and 48,068,650 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively	48	48
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	379,576	374,970
Accumulated deficit	(262,865)	(235,757)
Accumulated other comprehensive loss	(35)	(49)
Total stockholders’ equity	116,724	139,212
Total liabilities and stockholders’ equity	$124,732	$153,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Collaborative revenue	$334	$681	$830	$5,885
Product sales	421	48	428	309
Total revenues	755	729	1,258	6,194
Operating expenses:
Cost of product sales	140	18	147	55
Research and development	11,000	10,863	21,311	24,901
General and administrative	4,006	3,888	8,001	8,023
Total operating expenses	15,146	14,769	29,459	32,979
Loss from operations	(14,391)	(14,040)	(28,201)	(26,785)
Interest and other income	583	194	1,093	319
Net loss	$(13,808)	$(13,846)	$(27,108)	$(26,466)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	32	4	14	(19)
Comprehensive loss	$(13,776)	$(13,842)	$(27,094)	$(26,485)
Basic and diluted net loss per share	$(0.29)	$(0.54)	$(0.56)	$(1.04)
Weighted-average shares used to compute basic and diluted net loss per share	48,125,652	25,567,482	48,124,033	25,515,630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities
Net loss	$(27,108)	$(26,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	169
Amortization of premium/discount on investments	(292)	56
Stock-based compensation expense	4,249	4,452
Changes in operating assets and liabilities:
Accounts receivable	(13)	22
Inventory	(216)	(17)
Prepaid expenses	(540)	1,223
Other receivables	3,046	3,033
Other assets	—	(325)
Accounts payable	822	(313)
Accrued liabilities	(1,441)	786
Accrued litigation-related settlement	(6,000)	—
Deferred rent and other liabilities	5	(2,461)
Net cash used in operating activities	(27,302)	(19,841)
Investing activities
Purchases of property and equipment	(243)	(261)
Maturities of short-term investments	42,000	28,000
Purchases of short-term investments	(19,836)	(11,998)
Net cash provided by investing activities	21,921	15,741
Financing activities
Proceeds from issuances of common stock under equity incentive plans	357	397
Net cash provided by financing activities	357	397
Net decrease in cash, cash equivalents and restricted cash	(5,024)	(3,703)
Cash, cash equivalents and restricted cash, beginning of period	78,654	45,214
Cash, cash equivalents and restricted cash, end of period	$73,630	$41,511
Supplemental cash flow information
	June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash and cash equivalents	$73,430	$35,311
Restricted cash	—	6,000
Security deposit	200	200
Total cash, cash equivalents and restricted cash	$73,630	$41,511
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 14, 2018 (Annual Report).
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Restricted Cash
Restricted cash includes funds used to secure our obligations associated with the settlement of all claims and disputes under our Settlement Agreement with TheraVectys SA (TVS). A deposit of zero and $6.0 million was held in escrow restricted from withdrawal as of June 30, 2018 and December 31, 2017, respectively. See Note 12 for additional information. In addition, we held a security deposit under a standby letter of credit associated with our laboratory and office space lease in Seattle, Washington, to be drawn down by our landlord if the lease is breached. The security deposit is classified as a non-current asset on our Condensed Consolidated Balance Sheets.
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
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements, we perform the following steps: (1) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. The standard is effective for public companies for the fiscal years and interim reporting periods beginning after December 15, 2018. We plan to adopt this new standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard, and expect that it will increase our lease assets and correspondingly increase our lease liabilities.
In February 2018, the FASB issued ASU 2018-02, which allows companies to reclass stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (2017 Act), from accumulated other comprehensive income to retained earnings. These stranded tax effects refer to the tax amounts included in accumulated other comprehensive income at the previous 35% U.S. statutory tax rate, for which the related deferred tax asset or liability was remeasured to the new 21% U.S. corporate statutory federal tax rate in the period of the 2017 Act enactment. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to each period impacted by the 2017 Act. We plan to adopt this standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard on the consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 to reduce complexity and to improve financial reporting for share-based payments issued to non-employees. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. We plan to adopt this standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard on the consolidated financial statements.
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
The common stock equivalents issuable upon the exercise of the following dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2018	2017
	(unaudited)	(unaudited)
Outstanding options to purchase common stock	4,976,842	4,142,900
Unvested restricted stock units	490,398	297,025
Total outstanding shares of common stock equivalents	5,467,240	4,439,925

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Money market funds	$71,321	$—	$—	$71,321
U.S. Treasury securities	46,830	—	(35)	46,795
Total	$118,151	$—	$(35)	$118,116
Classified as:
Cash equivalents				$71,321
Short-term investments				46,795
Total				$118,116

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,702	—	(49)	68,653
Total	$139,204	$—	$(49)	$139,155
Classified as:
Cash equivalents				$70,502
Short-term investments				68,653
Total				$139,155
All U.S. Treasury securities held as of June 30, 2018 and December 31, 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the periods presented.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2018
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Money market funds	$71,321	$—	$—	$71,321
U.S. Treasury securities	46,795	—	—	46,795
Total	$118,116	$—	$—	$118,116

	December 31, 2017
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,653	—	—	68,653
Total	$139,155	$—	$—	$139,155
6. Inventory
Inventory consists of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$16	$—
Work in process	757	541
Finished goods	127	143
Total inventory	$900	$684

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Research and development services	$2,888	$3,352
Employee compensation	1,794	2,777
Other	63	57
Total accrued liabilities	$4,745	$6,186
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. Under this lease, we were required to provide a $121,000 letter of credit as a security deposit. As of June 30, 2018, no funds had been drawn on the letter of credit.
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
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for the use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. In 2014, Sanofi paid us an upfront payment under the license agreement of $3.5 million. We recognized no milestone revenue under this agreement for the three and six months ended June 30, 2018 and 2017. The agreement provides for additional payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months’ written notice.
We currently have two separate license agreements with MedImmune, LLC (MedImmune), entered into in October 2010, pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements of $4.5 million. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

achievement of development milestones under these license agreements for the three and six months ended June 30, 2018 and 2017.
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
In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $2.3 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments. We recognized no IDRI license-related milestone fees for the three and six months ended June 30, 2018 and 2017.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We made annual minimum royalty payments of $25,000 under the license until we recognized $100,000 in license-related milestone fees, expensed in research and development expenses for the year ended December 31, 2017. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage. We are required to pay Caltech up to an aggregate of $1.5 million in additional payments upon the achievement of certain regulatory and sales milestones. We recognized no Caltech milestone fees for the three and six months ended June 30, 2018, and $100,000 for the three and six months ended June 30, 2017.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 8 for additional information.
In October 2016, we entered into a license agreement with TheraVectys SA (TVS), pursuant to which we received a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

product, in the aggregate amount of up to $5.8 million, except that the first two milestones payments are waived for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, including LV305/CMB305, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property. We recognized no TVS milestone fees for the three and six months ended June 30, 2018 and 2017.
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
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Under this collaboration arrangement, we recognized revenue of $311,000 and $681,000 for the three months ended June 30, 2018 and 2017, respectively, and $807,000 and $5.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, we had an outstanding net unbilled receivable of $406,000 and $605,000, respectively, due from Sanofi Pasteur on our accompanying condensed consolidated balance sheets related to this agreement. The net unbilled receivable represents collaboration research services earned, but not yet billed to Sanofi Pasteur as of June 30, 2018 and December 31, 2017. We assessed the arrangement in accordance with Topic 606 and concluded that the counterparty Sanofi Pasteur is a customer. Based on our assessment, we determined that the research and development services are the only performance obligation at the inception of the agreement. There was no day one license fee paid by Sanofi Pasteur and Sanofi Pasteur pays fair value for the research and development services provided.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of June 30, 2018 or December 31, 2017.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

Common Stock
We had 48,164,828 and 48,068,650 shares of common stock outstanding as of June 30, 2018 and December 31, 2017, respectively. Shares of common stock reserved for future issuance were as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Shares available for issuance under the employee stock purchase plan	435,565	475,010
Options granted and outstanding	4,976,842	4,094,532
Unvested restricted stock awards	490,398	195,172
Shares available for future stock option grants and restricted stock awards	1,635,676	947,199
Shares reserved for future issuance under equity incentive plans	7,538,481	5,711,913
In July 2017, we entered into a Sales Agreement (ATM Agreement) with Cowen and Company, LLC (Cowen) under which we may offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market (Nasdaq) or on any other existing trading market for our common stock. Any common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-206324). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any common stock sold under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. To date, we have not sold any common stock under the ATM Agreement.
Equity Incentive Plans
Under our 2014 Omnibus Incentive Plan (2014 Plan), the total number of shares of common stock available for issuance increases annually on January 1 of each year in an amount equal to 4% of the total number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding year, or such lesser amount as deemed appropriate by our Board of Directors. On January 1, 2018, the authorized shares available under the 2014 Plan were increased by 1,922,746 shares. There were a total of 5,837,813 shares of common stock authorized under the 2014 Plan as of June 30, 2018.
Under our 2014 Employee Stock Purchase Plan (2014 ESPP), the total number of shares of common stock available for issuance increases annually on January 1 of each year in an amount equal to the lesser of (i) 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year, (ii) 200,000 shares, or such lesser amount as deemed appropriate by our Board of Directors. For 2018, the Board of Directors determined the current shares available for issuance under the 2014 ESPP were sufficient and did not increase the amount of authorized shares. There were a total of 435,565 shares of common stock authorized under the 2014 ESPP as of June 30, 2018.
Restricted Stock Units
In January 2018, the Compensation Committee of our Board of Directors granted 198,835 time-based restricted stock units (RSUs) and 367,500 performance-based restricted stock units (PSUs) to our employees. Restricted stock units are awards that entitle the holder to receive shares of our common stock upon vesting. The RSUs and PSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to vesting. One-third of the RSUs granted in January 2018 will vest on each anniversary of the grant date over three (3) years, subject to the employee’s continued service with us on each vesting date. The fair value of each RSU is equal to the closing price of our common stock on the applicable grant date. Fifty percent of the PSUs would vest on each of June 30, 2018 and December 31, 2018 upon the achievement of certain performance criteria by such date, subject to the employee’s continued service with us on each vesting date. If the performance criteria are not met by the specified dates, the corresponding PSUs will expire. Stock-based compensation for these PSUs is recognized over the service

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

period beginning in the period management determines it is probable that the performance criteria will be achieved. During the period ending March 31, 2018, we began recognizing stock compensation expense on the PSUs as the outcome of the performance criteria being achieved was deemed probable. As of June 30, 2018, 183,750 PSUs of the PSUs that were granted in January 2018 have expired unvested as the performance criteria was not met by the specified date. In addition, management has determined that the performance criteria associated with the remaining PSUs that were granted in January 2018 will not be achieved by the specified date due to a change in program strategy, and we have reversed the related stock-based compensation expense of $508,000 recorded in prior quarter.
Summary of RSUs and PSUs information is as follows:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE (per share)
Outstanding at December 31, 2017	195,172	$10.99
Granted (unaudited)	566,335	4.04
Vested (unaudited)	(55,135)	11.96
Forfeited (unaudited)	(215,974)	4.33
Outstanding at June 30, 2018 (unaudited)	490,398	5.78
Stock Option Activity
Summary of stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2017	4,094,532	$10.96	7.21	$2,771
Granted (unaudited)	1,198,020	$3.98
Exercised (unaudited)	(1,598)	$1.15
Expired (unaudited)	(188,493)	$13.76
Forfeited (unaudited)	(125,619)	$8.68
Outstanding at June 30, 2018 (unaudited)	4,976,842	$9.23	7.42	$3,940
Exercisable as of June 30, 2018 (unaudited)	2,774,538	$10.74	6.25	$3,281

As of June 30, 2018, there was $9.5 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $4,000 and $544,000, respectively.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Employee:
Research and development	$688	$904	$1,888	$1,837
General and administrative	808	1,242	2,333	2,522
Non-Employee:
Research and development	14	34	23	57
General and administrative	1	25	5	36
Total stock-based compensation expense	$1,511	$2,205	$4,249	$4,452
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average estimated fair value	$2.75	$4.86	$2.69	$3.93
Risk-free interest rate	2.8% - 2.9%	1.9% - 2.0%	2.3% - 2.9%	1.9% - 2.1%
Expected term of options (in years)	6.08	6.08	5.50 - 6.08	5.50 - 6.08
Expected stock price volatility	78%	80%	78%	80% - 82%
Expected dividend yield	—	—	—	—
Stock Option Exchange Program
Pursuant to the Offer to Exchange Eligible Options for New Options, dated June 18, 2018 (Exchange Offer), we commenced a tender offer for our employees, including executive officers, to exchange eligible stock options for replacement stock options with modified terms. Employees who held outstanding stock options granted on or before December 31, 2017 with an exercise price equal to or greater than $5.00 per share (Eligible Options) were given an opportunity to tender each Eligible Option in exchange for a new stock option with modified terms (New Options). Pursuant to the Exchange Offer, each New Option would:

•	have an exercise price equal to the greater of $4.10 per share or the closing price of our common stock as reported on Nasdaq on the date the New Option was granted (Grant Date);

•	vest in equal monthly amounts over either two or three years, depending on whether the tendered Eligible Option was granted on or before or after December 31, 2016, respectively;

•	have a maximum term of seven years;

•	be an incentive stock option (ISO) to the greatest extent permitted by applicable law; and

•	be exercisable for a reduced number of shares based on the following exchange ratios:

Eligible Option Exercise Price Ranges	Exchange Ratio (Surrendered Eligible Options: New Options)*
$5.00-$14.99	1.50 to 1
$15.00-$29.99	1.75 to 1
$30.00-And Up	2.00 to 1
* Rounded up to the nearest share
The Exchange Offer expired at 6:00 p.m., Pacific time, on July 17, 2018. Pursuant to the Exchange Offer, 31 employees elected to exchange outstanding stock options, and we accepted for cancellation, stock options to purchase an aggregate of 1,590,083 shares of common stock, representing approximately 65% of the total shares of common stock underlying the Eligible Options. On July 17, 2018, immediately following the expiration of the

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

Exchange Offer, we granted New Options to purchase 962,099 shares of common stock, each with an exercise price of $4.40 per share, which was the closing price per share of our common stock on Nasdaq on the Grant Date. As a result, 627,984 shares of common stock returned to the 2014 Plan and became available for future issuance.
The exchange of stock options was treated as a modification for accounting purposes. The incremental expense for vested stock options calculated using the Black-Scholes option pricing model will be recorded in our financial statements for the quarter ending September 30, 2018. The incremental expense together with the unamortized expense remaining on the unvested options will be amortized over the vesting period of the New Options beginning on July 17, 2018.
11. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of our deferred tax assets based on our current understanding of the provisions of the Tax Act. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $30.5 million with a corresponding reduction in our valuation allowance. Overall, this had a net zero effect on our effective tax rate for the year as the Company has a full valuation allowance against its deferred tax assets and is currently in a taxable loss. We consider our accounting for the impacts of the Tax Act to be incomplete and the Company will continue to assess the impact of the Tax Act (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on our business and consolidated financial statements over the next 12 months. Additional work will be necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential correlative adjustments. We do not expect any material subsequent adjustments to these amounts. Adjustments, if any, are not expected to have any impact to our results of operations due to our loss position and valuation allowance. As of June 30, 2018, we have not yet completed our accounting for all the tax effects of the Tax Act, however, as noted above we have made a reasonable estimate of the effects on our existing deferred tax balances. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our provisional estimates may also be adjusted as we gain a more thorough understanding of the tax law.
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
Under the Settlement Agreement, TVS agreed to dismiss all pending litigation against us and to withdraw its patent opposition proceedings (EPO Proceeding) against our European Patent No EP 2 456 786 (EU Patent). Also under the Settlement Agreement, both parties agreed to a broad release of claims against one another based on acts or omissions arising out of the litigation, or the facts and circumstances giving rise to the litigation. Neither party

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

made any admission of liability or wrongdoing under the Settlement Agreement. In addition, the License Agreement provides us with a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS.
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
13. Subsequent Event

The Exchange Offer commenced on June 18, 2018 and expired on July 17, 2018. See Note 10 for additional information on the Exchange Offer.

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
Our net loss was $13.8 million and $27.1 million for the three and six months ended June 30, 2018, respectively, compared to $13.8 million and $26.5 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $262.9 million. We have incurred net losses to date and expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
Second Quarter 2018 and Other Recent Highlights
The SYNOVATE study, a Phase 3 clinical trial of CMB305 monotherapy in synovial sarcoma patients, is now open for enrollment in the United States. We plan to continue opening additional clinical sites throughout the United States in the coming months, followed by expansion into Canada, Europe and the Asia Pacific region. The randomized trial will evaluate CMB305 versus placebo in patients with NY-ESO-1+ locally advanced unresectable or metastatic synovial sarcoma, a type of soft tissue sarcoma, who have no evidence of progression after first-line chemotherapy, referred to as a “maintenance” setting. The study is designed to enroll 248 patients who will be randomized 1:1 to receive either CMB305 monotherapy or placebo. The trial will have progression-free survival (PFS) and overall survival (OS) as endpoints, and if the PFS endpoint is successful, the FDA offered that it may support full approval of CMB305. Depending on the rate of events, final PFS analysis may occur as early as 24 months from the first patient dosed. We believe this “maintenance” setting is an ideal patient population for CMB305 because (1) CMB305 appears to induce the desired immune response in months two and three, and (2) based on published literature and internal data, we estimate PFS in this population to be approximately four months from completion of chemotherapy. In contrast, data from the monotherapy Phase 1 study, which showed a PFS of 4.7 months, was generated from a sicker patient population with later-stage disease than will be enrolled in the Phase 3 trial. If the PFS endpoint is met, we intend to submit a Biologics License Application (BLA) and seek approval for CMB305 to treat this patient population. We may also develop a companion diagnostic in connection with our CMB305 development program to identify NY-ESO-1 expressing tumors, which test we believe would require FDA approval.
In March 2018, we reported updated data from our randomized Phase 1b/2 clinical trial of G100 as a monotherapy and combination therapy in patients with follicular non-Hodgkin Lymphoma (FL). The monotherapy Phase 1b portion of the trial is evaluating G100 with local radiation at multiple doses, and the randomized Phase 2 portion of the trial is evaluating G100 with local radiation alone or in combination with the anti-PD-1 agent, Keytruda® (pembrolizumab), pursuant to a collaboration with Merck. The G100 monotherapy and pembrolizumab combination resulted in a 54% objective response rate (ORR), with a 75% ORR in those patients who expressed a potential predictive biomarker related to high TLR4 expression (6/8 patients). These data compare favorably to the pembrolizumab monotherapy data presented at the American Society of Hematology (ASH) 2017 Annual Meeting, which showed an 11% ORR in a separate follicular lymphoma study. In addition, 77% of patients in the combination arm experienced abscopal tumor shrinkage in un-injected tumors, compared to 54% of patients in the monotherapy arm. Based on feedback from an end of Phase 1 Type B meeting, the FDA noted that FL patients who have failed three lines of systematic therapy represent an unmet medical need population and agreed that a single arm trial to evaluate ORR and duration of response is appropriate to assess the efficacy of G100 in combination with pembrolizumab, with an adaptive study design that allows for an interim analysis. We are working with the FDA on the details of the study and plan to initiate patient enrollment after the protocol is finalized. To shift resources to the development of G100 in relapsed FL and potentially other lymphomas and solid tumors, we are pausing the development of our preclinical programs, CA21 and intratumoral ZVex-IL-12.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited and in thousands)		(unaudited and in thousands)
Direct research and development expense by platform:
ZVex	$2,971	$3,845	$5,288	$7,641
GLAAS	923	1,267	2,282	1,816
G103	355	968	775	5,951
Other	1,551	—	1,968	—
Total direct research and development program expense	5,800	6,080	10,313	15,408
Indirect research and development expense by type:
Personnel related costs	3,388	3,101	7,403	6,247
Research and development supplies and services	1,124	1,039	2,211	2,002
Allocated facility, equipment, travel and other expense	688	643	1,384	1,244
Total indirect research and development expense	5,200	4,783	10,998	9,493
Total research and development expense	$11,000	$10,863	$21,311	$24,901
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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
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
Recently Adopted Accounting Pronouncements
See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the six months ended June 30, 2018.
Results of Operations
Comparison of Three Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Increase/(Decrease)
	(unaudited and in thousands)
Total revenues	$755	$729	$26
Operating expenses:
Cost of product sales	140	18	122
Research and development	11,000	10,863	137
General and administrative	4,006	3,888	118
Total operating expenses	15,146	14,769	377
Loss from operations	(14,391)	(14,040)	(351)
Interest and other income	583	194	389
Net loss	$(13,808)	$(13,846)	$38
Total Revenues and Cost of Product Sales
Revenues and costs of product sales did not materially differ over the comparable periods. While total revenues did not change significantly, there was a $0.4 million increase in product sales to collaboration partners and other third parties under materials transfer agreements. This increase was offset by a $0.4 million decrease in collaboration service revenue related to the timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.
Research and Development Expenses
Research and development expenses did not materially differ over the comparative periods. The $0.1 million increase in research and development expenses was primarily attributable to an increase of $0.3 million in personnel-related expenses, which was primarily due to an increase in compensation and benefits from one period to the other and an increase in research and development headcount to support our advancing research and clinical pipeline activities and our current plans to commence a Phase 3 clinical trial of CMB305 monotherapy in synovial sarcoma patients in mid-2018. This increase was offset by a slight decrease of $0.1 million in in-licensing royalties and fees and a $0.1 million decrease in research and development supplies and services.
General and Administrative Expenses
General and administrative expenses did not materially differ over the comparative periods. The $0.1 million increase in general and administrative expenses was primarily attributable to an increase of $0.5 million in professional fees and services to help support our ongoing operations. This increase was offset by a decrease of $0.3 million in personnel-related expenses, which was primarily due to a decrease in stock-based compensation associated with performance stock units issued to employees in 2018 that expired unvested during the three month period ended June 30, 2018 and a $0.1 million decrease in facility-related costs.
Interest and Other Income
The $0.4 million increase in interest and other income is primarily attributable to our higher cash balances and short-term investments during the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017 as a result of the completion of our follow-on public offering in October 2017 whereby we raised approximately $86.6 million in net proceeds.
Comparison of Six Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Increase/(Decrease)
	(unaudited and in thousands)
Total revenues	$1,258	$6,194	$(4,936)
Operating expenses:
Cost of product sales	147	55	92
Research and development	21,311	24,901	(3,590)
General and administrative	8,001	8,023	(22)
Total operating expenses	29,459	32,979	(3,520)
Loss from operations	(28,201)	(26,785)	(1,416)
Interest and other income	1,093	319	774
Net loss	$(27,108)	$(26,466)	$(642)
Total Revenues and Cost of Product Sales
The $4.9 million decrease in total revenues was primarily attributable to a decrease of $5.1 million in collaboration service revenue related to the performance of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. Offsetting this decrease was an increase of $0.2 million in product sales to collaboration partners and other third parties under Materials Transfer Agreements. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.

Research and Development Expenses
The $3.6 million decrease in research and development expenses was primarily attributable to a decrease of $4.8 million in our contract manufacturing costs related to the timing and level of process development and contract manufacturing activities with our Sanofi Pasteur G103 collaboration from one period to the other. Offsetting this decrease was an increase of $1.1 million in personnel-related expenses, which was primarily due to an increase in compensation and benefits from one period to the other and an increase in research and development headcount to support our advancing research and clinical pipeline activities and our current plans to commence a Phase 3 clinical trial of CMB305 monotherapy in synovial sarcoma patients in mid-2018. Contract manufacturing costs will fluctuate from period to period based upon the timing of when contract manufacturing services are performed during the periods.
General and Administrative Expenses
General and administrative expenses did not materially differ over the comparative periods. The $0.8 million recoupment from the TVS settlement, when the final distribution of the Escrow Payment was released in February 2018, was offset by an increase of $0.6 million in professional fees and services and $0.2 million in compensation and benefits to help support our ongoing operations.
Interest and Other Income
The $0.8 million increase in interest and other income is primarily attributable to our higher cash balances and short-term investments during the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017 as a result of the completion of our follow-on public offering in October 2017 whereby we raised approximately $86.6 million in net proceeds.
Liquidity and Capital Resources
Liquidity
As of June 30, 2018, we had cash and cash equivalents, short-term investments and other receivables totaling $120.3 million. In addition to our existing cash, cash equivalents, short-term investments and other receivables, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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

Funding Requirements
Our primary uses of capital are, and we expect will continue to be, the conduct of our clinical trials, including the SYNOVATE study, compensation and related expenses, third-party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs and CMOs provides us with flexibility in managing our spending and limits our cost commitments.
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
Based on our recent underwritten follow-on public offering, and our current research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents, short-term investments and other receivables as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including the FDA review of any BLA we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.

Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(unaudited and in thousands)
Net cash used in operating activities	$(27,302)	$(19,841)
Net cash provided by investing activities	21,921	15,741
Net cash provided by financing activities	357	397
Net Cash Used in Operating Activities
Net cash used in operating activities was $27.3 million during the six months ended June 30, 2018 and consisted primarily of our net loss of $27.1 million and a net decrease in operating assets and liabilities of $4.3 million, which included the payment of the $6.0 million accrued litigation-related settlement liability associated with the TVS Settlement Agreement as a result of the release of the Escrow account and payment made to TVS in February 2018, $0.1 million in depreciation and amortization expense and amortization on premium/discount on short-term investments offset by non-cash charges of $4.2 million for stock-based compensation expense. Net cash used in operating activities was $19.8 million during the six months ended June 30, 2017 and consisted primarily of our net loss of $26.5 million, which was partially offset by non-cash charges of $4.5 million for stock-based compensation expense, a net increase in operating assets and liabilities of $1.9 million, and $0.2 million in depreciation and amortization expense and amortization on premium/discount on short-term investments.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $21.9 million during the six months ended June 30, 2018 and consisted primarily of purchases of $0.2 million in property and equipment, primarily lab equipment to support research and development efforts, and $19.8 million in short-term investments in U.S. Treasury securities, offset by $42.0 million in maturities of these investments. Net cash used in investing activities was $15.7 million for the six months ended June 30, 2017 and consisted primarily of purchases of $0.3 million in property and equipment, primarily lab equipment to support research and development efforts, and $12.0 million in short-term investments in U.S. Treasury securities, offset by $28.0 million in maturities of these investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2018 and is primarily attributable to cash received from the issuances of common stock under our equity incentive plans. Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2017 and is primarily attributable to cash received from the issuances of common stock under our equity incentive plans.
Contractual Obligations and Contingent Liabilities
During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the completion of the our IPO in July 2014, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Commencing January 1, 2019, we no longer expect to be an emerging growth company and as such, we will not be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are emerging growth companies as has been the case to date.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2018, we had cash and cash equivalents of $73.4 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $46.8 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent (or 1,000 basis point) change in interest rates were to have occurred on June 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
We contract with contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management, including our President and Chief Executive Officer and Executive Vice President, Strategy & Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report. Based upon the evaluation, our President and Chief Executive Officer and Executive Vice President, Strategy & Finance concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President, Strategy & Finance, as appropriate to allow timely discussion regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and six months ended June 30, 2018, we reported a net loss of $13.8 million and $27.1 million, respectively, compared with a net loss of $13.8 million and $26.5 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $262.9 million.
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
Our product candidates are in various stages of clinical development. The SYNOVATE study, a Phase 3 clinical trial of CMB305 monotherapy in synovial sarcoma patients, is now open for enrollment in the United States to patients with synovial sarcoma. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for CMB305 or any of our product candidates or whether any such BLA will be accepted for review or approved by the FDA.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act of 2010 (PPACA) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) established annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (BBA) among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.
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
The trading price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in July 2014 at a price of $12.00 per share, and through June 30, 2018, the sale price of our common stock as reported on The Nasdaq Global Market (Nasdaq) has ranged from $40.13 to $2.80. Our announcement on October 17, 2017 of our plans to proceed with a Phase 3 clinical trial for our CMB305 product candidate in patients with synovial sarcoma resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations. Our stock could also be subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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
Although we have had periods of high volume daily trading in our common stock, generally our stock is thinly traded. For example, the average daily trading volume in our common stock on Nasdaq for the six months ended June 30, 2018 was approximately 387,000 shares per day. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
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
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Immune Design Corp.
(Registrant)

Date:	August 1, 2018	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2018	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)