Form 10-Q
period 2018-09-30
IMMUNE DESIGN CORP.
filed 2018-11-06
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of November 5, 2018, the number of outstanding shares of the registrant’s common stock was 48,164,828.

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

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,535	$72,454
Short-term investments	38,853	68,653
Accounts receivable	780	647
Inventory	1,354	684
Prepaid expenses	2,728	1,571
Restricted cash	—	6,000
Other receivables	243	3,134
Total current assets	112,493	153,143
Property and equipment, net	492	491
Security deposit	200	200
Total assets	$113,185	$153,834
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,819	$2,334
Accrued liabilities	5,764	6,186
Accrued litigation-related settlement	—	6,000
Total current liabilities	8,583	14,520
Other non-current liabilities	108	102
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2018 (unaudited) and December 31, 2017; 48,164,828 and 48,068,650 shares issued and outstanding at September 30, 2018 (unaudited) and December 31, 2017, respectively	48	48
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	381,379	374,970
Accumulated deficit	(276,914)	(235,757)
Accumulated other comprehensive loss	(19)	(49)
Total stockholders’ equity	104,494	139,212
Total liabilities and stockholders’ equity	$113,185	$153,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues:
Collaborative revenue	$233	$510	$1,063	$6,395
Product sales	229	6	657	315
Total revenues	462	516	1,720	6,710
Operating expenses:
Cost of product sales	32	16	179	71
Research and development	11,268	10,246	32,579	35,147
General and administrative	3,802	3,909	11,803	11,932
Total operating expenses	15,102	14,171	44,561	47,150
Loss from operations	(14,640)	(13,655)	(42,841)	(40,440)
Interest and other income	591	239	1,684	558
Net loss	$(14,049)	$(13,416)	$(41,157)	$(39,882)
Other comprehensive income (loss):
Unrealized gain on investments	16	29	30	10
Comprehensive loss	$(14,033)	$(13,387)	$(41,127)	$(39,872)
Basic and diluted net loss per share	$(0.29)	$(0.52)	$(0.85)	$(1.56)
Weighted-average shares used to compute basic and diluted net loss per share	48,164,828	25,620,781	48,137,781	25,551,065
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(41,157)	$(39,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268	256
Amortization of premium/discount on investments	(431)	45
Stock-based compensation expense	6,052	6,601
Changes in operating assets and liabilities:
Accounts receivable	(133)	(3)
Inventory	(670)	(1)
Prepaid expenses	(1,157)	109
Other receivables	2,891	43
Other assets	—	(350)
Accounts payable	485	(2,007)
Accrued liabilities	(422)	646
Accrued litigation-related settlement	(6,000)	—
Deferred rent and other liabilities	6	(2,477)
Net cash used in operating activities	(40,268)	(37,020)
Investing activities
Purchases of property and equipment	(269)	(344)
Maturities of short-term investments	59,000	50,000
Purchases of short-term investments	(28,739)	(23,964)
Net cash provided by investing activities	29,992	25,692
Financing activities
Proceeds from issuances of common stock under equity incentive plans	357	683
Net cash provided by financing activities	357	683
Net decrease in cash, cash equivalents and restricted cash	(9,919)	(10,645)
Cash, cash equivalents and restricted cash, beginning of period	78,654	45,214
Cash, cash equivalents and restricted cash, end of period	$68,735	$34,569
Supplemental cash flow information
	September 30,
	2018	2017
	(unaudited)
Cash and cash equivalents	$68,535	$28,369
Restricted cash	—	6,000
Security deposit	200	200
Total cash, cash equivalents and restricted cash	$68,735	$34,569
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

1. Description of the Business
Immune Design Corp. (we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. Our lead product candidate, G100, is being evaluated in multiple arms of a Phase 2 clinical trial. In addition, we have licensed to third parties the right to use our GLAAS® platform in select infectious disease and allergy indications.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for other future interim periods or years.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 14, 2018 (Annual Report).
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive income (loss) using the specific-identification method.
Restricted Cash
Restricted cash included funds used to secure our obligations associated with the settlement of all claims and disputes under our Settlement Agreement with TheraVectys SA (TVS). A deposit of zero and $6.0 million was held in escrow restricted from withdrawal as of September 30, 2018 and December 31, 2017, respectively. See Note 12 for additional information. In addition, we held a security deposit under a standby letter of credit associated with our laboratory and office space lease in Seattle, Washington, to be drawn down by our landlord if the lease is breached. The security deposit is classified as a non-current asset on our Condensed Consolidated Balance Sheets.
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
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements, we perform the following steps: (1) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
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
Milestone payments. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

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
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted the new standard in the first quarter of 2018. Adoption of this standard did not have a material impact on our consolidated financial statements.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases that are greater than 12 months in duration. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

previous GAAP. There continues to be a differentiation between finance leases and operating leases, however, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the balance sheets. For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability. For operating leases, lessees will recognize a single total lease expense. The standard is effective for public companies for the fiscal years and interim reporting periods beginning after December 15, 2018. We plan to adopt this new standard prospectively on January 1, 2019. The Company believes the largest impact to its balance sheet will be from recognizing a right of use asset and corresponding lease liability related to its property leases in South San Francisco and Seattle. The Company is continuing to evaluate the full impact the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures and will continue to monitor industry activities and any additional guidance provided by regulators, standards setters or the accounting profession and may adjust the Company’s assessment and implementation plans accordingly. In July 2018, the FASB issued ASU 2018-11, related to another transition method in lease accounting. If elected, the transition method allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt ASU 2016-02 on January 1, 2019 and intends to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption as permitted under ASU 2018-11.
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
In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI - Question 105.09, that provides transition guidance related to this disclosure requirement. CDI - Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.
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
The common stock equivalents issuable upon the exercise of the following dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	September 30,
	2018	2017
	(unaudited)	(unaudited)
Outstanding options to purchase common stock	4,310,454	4,135,938
Unvested restricted stock units	782,552	296,155
Total outstanding shares of common stock equivalents	5,093,006	4,432,093
4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Money market funds	$64,785	$—	$—	$64,785
U.S. Treasury securities	38,872	—	(19)	38,853
Total	$103,657	$—	$(19)	$103,638
Classified as:
Cash equivalents				$64,785
Short-term investments				38,853
Total				$103,638

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,702	—	(49)	68,653
Total	$139,204	$—	$(49)	$139,155
Classified as:
Cash equivalents				$70,502
Short-term investments				68,653
Total				$139,155

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

All U.S. Treasury securities held as of September 30, 2018 and December 31, 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the periods presented.
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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets:
Money market funds	$64,785	$—	$—	$64,785
U.S. Treasury securities	38,853	—	—	38,853
Total	$103,638	$—	$—	$103,638

	December 31, 2017
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,653	—	—	68,653
Total	$139,155	$—	$—	$139,155
6. Inventory
Inventory consists of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$515	$—
Work in process	729	541
Finished goods	110	143
Total inventory	$1,354	$684

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Research and development services	$4,027	$3,352
Employee compensation	1,671	2,777
Other	66	57
Total accrued liabilities	$5,764	$6,186
8. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. In January 2016, we entered into a new lease agreement for approximately 20,133 square feet of office and laboratory space, which includes and expands on the space we previously subleased. The lease commenced on January 1, 2017 with a term of five years and an option to extend the term for an additional three years. The annual base rent is $1.1 million for the first year and increases by 2.5% each year thereafter. Under the terms of this lease agreement, we provided a $200,000 security deposit in January 2017 under a standby letter of credit. In May 2017, we entered into a sublease agreement with a third party subtenant. As sublandlord under this agreement, we are subleasing 5,048 square feet of the Seattle laboratory and office space for a period of three years. The annual base rent payable under this sublease is $273,000 for the first year and will increase by 2.5% each year thereafter. Rent under this sublease agreement is reflected in other income.
We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. Under this lease, we were required to provide a $121,000 letter of credit as a security deposit. As of September 30, 2018, no funds had been drawn on the letter of credit.
Contingencies
In June 2015, we entered into a clinical supply agreement with NanoPass Technologies LTD (NanoPass) for the use of its intradermal delivery device in certain of our clinical trials. In July 2015, in connection with the execution of the agreement, we paid an upfront fee of $600,000 for access and rights to use this device. In December 2015, we initiated a Phase 2 clinical trial using the device which triggered a milestone payment of $500,000. Both the upfront fee and milestone payments were capitalized to prepaid expenses, and fully amortized to research and development expense as of December 31, 2017. In October 2016, we entered into a letter agreement with NanoPass, which amended our clinical supply agreement to expand the field of use to include all oncology immunotherapy applications, which provided for additional milestone payments to NanoPass upon achievement of future clinical milestones. Per the terms of the letter agreement, we paid NanoPass an additional upfront, one-time, non-refundable payment of $150,000. In addition, we agreed to pay certain future milestone fees up to an aggregate of $8.8 million upon the achievement of certain clinical milestones. However, we did not use the NanoPass intradermal delivery device in our SYNOVATE study, a Phase 3 clinical trial studying CMB305 in patients with synovial sarcoma. We announced the discontinuation of our SYNOVATE study in October 2018 and do not expect to incur any additional milestone fees in connection with the CMB305 program.
Under our license agreements with the Infectious Disease Research Institute (IDRI), we are contingently obligated to pay potential future milestone payments, which could total up to $1.8 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop. We are contingently obligated to pay potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

could total up to $6.5 million in aggregate payments for the ZVex products we develop. We also have potential future royalty payments we may be required to make under our licensing agreements as described in Note 9.
9. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for the use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. In 2014, Sanofi paid us an upfront payment under the license agreement of $3.5 million. We recognized no milestone revenue under this agreement for the three and nine months ended September 30, 2018 and 2017. The agreement provides for additional payments of up to $160.0 million based upon the attainment of certain development and commercialization milestones and tiered royalties on sales of approved products. Sanofi may terminate the agreement at any time upon six months’ written notice.
We currently have two separate license agreements with MedImmune, LLC (MedImmune), entered into in October 2010, pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in two different infectious disease indications. Under the license agreements, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. In 2010, MedImmune paid us upfront payments under the license agreements of $4.5 million. Under each license agreement, MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under each license agreement, MedImmune is obligated to make additional aggregate payments of $62.9 million to $72.5 million, depending on the infectious disease indication and the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the achievement of development milestones under these license agreements for the three and nine months ended September 30, 2018 and 2017.
We assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparties, Sanofi and MedImmune, are customers. Based on our assessment, we determined that the licenses were the only performance obligations at the inception of the agreements and the upfront fees were recognized in the period the arrangements were executed.
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
In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $1.8 million and $1.3 million, respectively,

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments. As a result of the commencement of our SYNOVATE study, we recognized $500,000 in IDRI license-related milestone fees for the three and nine months ended September 30, 2018, and zero milestone fees for the three and nine months ended September 30, 2017, respectively.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We made annual minimum royalty payments of $25,000 under the license until we recognized $100,000 in license-related milestone fees, expensed in research and development expenses for the year ended December 31, 2017. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage. We are required to pay Caltech up to an aggregate of $1.5 million in additional payments upon the achievement of certain regulatory and sales milestones. We recognized no Caltech milestone fees for the three and nine months ended September 30, 2018, and zero and $100,000 for the three and nine months ended September 30, 2017, respectively.
In June 2015, we entered into a clinical supply agreement with NanoPass for the use of their intradermal delivery device in certain of our clinical trials. See Note 8 for additional information.
In October 2016, we entered into a license agreement with TheraVectys SA (TVS), pursuant to which we received a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $4.8 million, except that the first two milestones payments are waived for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, including LV305/CMB305, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property. As a result of the commencement of our SYNOVATE study, we recognized $1.0 million for the three and nine months ended September 30, 2018, and no TVS milestone fees for the three and nine months ended September 30, 2017, respectively.
Collaborations
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of a Herpes Simplex Virus (HSV) immune therapy. Sanofi Pasteur and Immune Design are each contributing product candidates to the collaboration: Sanofi Pasteur is contributing HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and we contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging our GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur will bear the costs of all preclinical and clinical development, with Immune Design providing a specific formulation of GLA from the GLAAS platform at its cost through Phase 2

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

studies. Immune Design will be eligible to receive future milestone and royalty payments on any licensed product developed from the collaboration.
We recognize funding from collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms. The costs of the related services performed are recorded as research and development expenses on the condensed consolidated statements of operations and comprehensive loss. Under this collaboration arrangement, we recognized revenue of $233,000 and $510,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, we had an outstanding net unbilled receivable of $310,000 and $605,000, respectively, due from Sanofi Pasteur on our accompanying condensed consolidated balance sheets related to this agreement. The net unbilled receivable represents collaboration research services earned, but not yet billed to Sanofi Pasteur as of September 30, 2018 and December 31, 2017. We assessed the arrangement in accordance with Topic 606 and concluded that the counterparty Sanofi Pasteur is a customer. Based on our assessment, we determined that the research and development services are the only performance obligation at the inception of the agreement. There was no day one license fee paid by Sanofi Pasteur and Sanofi Pasteur pays fair value for the research and development services provided.
10. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of September 30, 2018 or December 31, 2017.
Common Stock
We had 48,164,828 and 48,068,650 shares of common stock outstanding as of September 30, 2018 and December 31, 2017, respectively. Shares of common stock reserved for future issuance were as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Shares available for issuance under the employee stock purchase plan	435,565	475,010
Options granted and outstanding	4,310,454	4,094,532
Unvested restricted stock awards	782,552	195,172
Shares available for future stock option grants and restricted stock awards	2,009,910	947,199
Shares reserved for future issuance under equity incentive plans	7,538,481	5,711,913
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

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

Equity Incentive Plans
Under our 2014 Omnibus Incentive Plan (2014 Plan), the total number of shares of common stock available for issuance increases annually on January 1 of each year in an amount equal to 4% of the total number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding year, or such lesser amount as deemed appropriate by our Board of Directors. On January 1, 2018, the authorized shares available under the 2014 Plan were increased by 1,922,746 shares. There were a total of 6,050,633 shares of common stock authorized under the 2014 Plan as of September 30, 2018.
Under our 2014 Employee Stock Purchase Plan (2014 ESPP), the total number of shares of common stock available for issuance increases annually on January 1 of each year in an amount equal to the lesser of (i) 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year, (ii) 200,000 shares, or such lesser amount as deemed appropriate by our Board of Directors. For 2018, the Board of Directors determined the current shares available for issuance under the 2014 ESPP were sufficient and did not increase the amount of authorized shares. There were a total of 435,565 shares of common stock authorized under the 2014 ESPP as of September 30, 2018.
Restricted Stock Units
In January 2018, the Compensation Committee of our Board of Directors granted 198,835 time-based restricted stock units (RSUs) and 367,500 performance-based restricted stock units (January PSUs) to our employees. Restricted stock units are awards that entitle the holder to receive shares of our common stock upon vesting. The RSUs and January PSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to vesting. One-third of the RSUs will vest on each anniversary of the grant date over three (3) years. The fair value of each RSU is equal to the closing price of our common stock on the applicable grant date. Fifty percent of the January PSUs would have vested on each of June 30, 2018 and December 31, 2018 upon the achievement of certain performance criteria by such date. If the performance criteria are not met by the specified dates, the corresponding number of January PSUs will expire. Stock-based compensation for the January PSUs is recognized over the service period beginning in the period management determines it is probable that the performance criteria will be achieved. During the period ending March 31, 2018, we began recognizing stock compensation expense on the January PSUs as the outcome of the performance criteria being achieved was deemed probable. As of June 30, 2018, 183,750 shares of the January PSUs that were granted in January 2018 expired unvested as the performance criteria was not met by the specified date. In addition, management has determined that the performance criteria associated with the remaining January PSUs will not be achieved by the specified date due to a change in program strategy, and accordingly, we reversed the related stock-based compensation expense of $508,000 recorded in the period ending March 31, 2018. Due to the continued improbable likelihood of achieving the performance criteria by the specified date on the remaining January PSUs, no expense has been recorded on the January PSUs for the period ending September 30, 2018.
In July 2018, the Compensation Committee of the Board of Directors granted 322,020 additional PSUs to our employees (July PSUs). The July PSUs would vest on or before December 31, 2018, as to either fifty percent (50%) or one hundred percent (100%) of the total shares, upon achievement of certain performance criteria on or before such date, subject to the employee’s continued service with us upon the vesting date. If the performance criteria are not met by December 31, 2018, the corresponding July PSUs will expire. Stock-based compensation for the July PSUs is recognized over the service period beginning in the period management determines it is probable that the performance criteria will be achieved. During the period ending September 30, 2018, management has determined that the performance criteria associated with the July PSUs will most likely not be achieved by December 31, 2018. Due to the improbable likelihood of achieving the performance criteria by December 31, 2018, no expense has been recorded on the July PSUs for the period ending September 30, 2018.

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

Summary of RSUs and PSUs information is as follows:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE (per share)
Outstanding at December 31, 2017	195,172	$10.99
Granted (unaudited)	888,355	4.04
Vested (unaudited)	(55,135)	11.96
Forfeited (unaudited)	(245,840)	4.37
Outstanding at September 30, 2018 (unaudited)	782,552	5.11
Stock Option Activity
Summary of stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at December 31, 2017	4,094,532	$10.96	7.21	$2,771
Granted (unaudited)	2,287,619	$4.15
Exercised (unaudited)	(1,598)	$1.15
Expired (unaudited)	(201,046)	$14.05
Forfeited (unaudited)	(1,869,053)	$15.77
Outstanding at September 30, 2018 (unaudited)	4,310,454	$5.12	6.99	$2,203
Exercisable as of September 30, 2018 (unaudited)	1,842,786	$5.93	5.28	$2,183

As of September 30, 2018, there was $7.5 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $4,000 and $868,000, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Employee:
Research and development	$795	$905	$2,683	$2,742
General and administrative	1,001	1,181	3,334	3,703
Non-Employee:
Research and development	6	39	29	96
General and administrative	1	24	6	60
Total stock-based compensation expense	$1,803	$2,149	$6,052	$6,601

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted-average estimated fair value	$2.33	$7.44	$2.67	$4.32
Risk-free interest rate	2.7% - 2.9%	1.9% - 2.0%	2.3% - 2.9%	1.9% - 2.1%
Expected term of options (in years)	4.02 - 6.08	6.08	4.02 - 6.08	5.50 - 6.08
Expected stock price volatility	77% - 81%	90% - 91%	77% - 81%	79% - 91%
Expected dividend yield	—	—	—	—
Stock Option Exchange Program
On June 18, 2018, we filed a Tender Offer Statement on Schedule TO relating to an option exchange program for our officers and employees (Option Exchange) to exchange certain stock options to purchase up to an aggregate of 2,462,566 shares of our common stock that had been granted to eligible holders, for a lesser number of new stock options with a lower exercise price. Stock options with an exercise price equal to or greater than $5.00 and held by eligible holders in continuous service through the termination of the Option Exchange were eligible for exchange in the program. The eligible shares were exercisable for a reduced number of shares based on the following exchange ratios:

Eligible Option Exercise Price Ranges	Exchange Ratio (Surrendered Eligible Options: New Options)*
$5.00-$14.99	1.50 to 1
$15.00-$29.99	1.75 to 1
$30.00-And Up	2.00 to 1
* Rounded up to the nearest share
Upon the closing of the Option Exchange on July 17, 2018, 31 eligible employees had tendered an aggregate of 1,590,083 options, representing 65% of the total eligible options, for 962,099 new options to purchase shares of our common stock. Each new stock option was granted on July 17, 2018, pursuant to our 2014 Omnibus Incentive Plan with an exercise price per share of $4.40 per share, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $12,000 for the vested options, which was calculated using the Black-Scholes option pricing model. We elected the “bifurcated approach” to amortize the incremental expense over the new vesting period of the new options and will continue to amortize the unamortized expense on the original grants through the end of the original vesting term.
11. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of our deferred tax assets based on our current understanding of the provisions of the Tax Act. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $30.5 million with a corresponding reduction in our valuation allowance. Overall, this had a net zero effect on our effective tax rate for the year as the Company has a full valuation allowance against its deferred tax assets and is currently in a taxable loss. Additional work will be necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

correlative adjustments. We do not expect any material subsequent adjustments to these amounts. Adjustments, if any, are not expected to have any impact to our results of operations due to our loss position and valuation allowance. As of September 30, 2018, we have not yet completed our accounting for all the tax effects of the Tax Act, however, as noted above we have made a reasonable estimate of the effects on our existing deferred tax balances. In all cases, we will continue to make and refine our calculations through the measurement period ending December 22, 2018.
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
After entering into the Settlement Agreement, we determined that the aggregate payment amount expected to be paid to TVS was $7.25 million and as such, the aggregate payment amount should be allocated between (1) dismissal of the litigation; and (2) license to current and future TVS intellectual property (IP). As we were not able to reliably estimate the fair value of the litigation dismissal, we assigned a fair value to the aggregate amount of the license to current and future TVS IP through the use of a benchmarking approach and determined the fair value of the license to current and future IP obtained from TVS by benchmarking this deal against similar recent (within the last 5 years) deals within our industry. The metrics we used in our benchmarking approach included similarities in industry, product type, therapeutic area, stage of product development and exclusivity. Based upon the results of our

IMMUNE DESIGN CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

benchmark approach, we determined that the fair value assigned to the license to current and future TVS IP to be $1.4 million with the remaining residual amount of $5.85 million allocated to the dismissal of the litigation.
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
13. Subsequent Event

In October 2018, we completed a portfolio review and determined that the Company should focus on accelerating and expanding the development of G100. Accordingly, we discontinued our SYNOVATE study, a Phase 3 clinical trial of CMB305 in patients with synovial sarcoma. In connection with the discontinuation of our Phase 3 clinical trial, we implemented a reduction in workforce that affected approximately 18% of our employees, primarily those focused on advancing the CMB305 program. This reduction in workforce was completed by the end of October 2018.

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
Overview
We are a clinical-stage immunotherapy company with next-generation, diversified in vivo approaches designed to enable the body’s immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have designed our technologies to activate the immune system’s natural ability to generate and/or expand antigen-specific cytotoxic T cells, while also enhancing other immune effectors, to fight cancer via distinct mechanisms.  Our lead product candidate, G100, has a unique mechanism of action that differs from current therapies in lymphomas. G100 triggers an immune-mediated anti-tumor effect with a favorable safety profile that we believe could position G100 as a pillar of chemo-free regimens for the treatment of lymphomas. We have also partnered individual indications outside of oncology in infectious and allergic diseases, which provide potential downstream economics while preserving growth opportunity in the future.
Since inception, we have devoted substantially all of our resources to our drug development efforts, including undertaking clinical trials of our product candidates, development of our ZVex and GLAAS discovery platforms, conducting preclinical studies, protecting our intellectual property and providing general and administrative support to our product development activities. To date, we have funded our operations primarily through proceeds from the issuance of our stock, payments received under license and collaboration agreements and GLA product sales.
Our net loss was $14.0 million and $41.2 million for the three and nine months ended September 30, 2018, respectively, compared to $13.4 million and $39.9 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $276.9 million. We have incurred net losses to date and expect to continue to incur significant expenses and increasing operating losses for at least the next several years.
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
Third Quarter 2018 and Other Recent Highlights
In October 2018, we completed a portfolio review and made a strategic decision to focus on accelerating and expanding the development of G100. Based on the review of our CMB305 program, including an early analysis of the ongoing Phase 2 clinical trial that showed the combination of CMB305 and atezolizumab is not likely to show a survival benefit in relapsed synovial sarcoma patients, we discontinued our SYNOVATE Phase 3 clinical trial. We plan to seek external collaborators to explore the continued development of CMB305 in sarcoma. In connection with the discontinuation of our Phase 3 clinical trial, we have completed a reduction in force that affects approximately 18% of our employees, primarily those focused on advancing the CMB305 program.
We are initially developing G100 in combination with pembrolizumab in follicular lymphoma patients who have received three prior lines of systemic therapy. These patients may represent an unmet medical need, which may allow for an accelerated approval path in this indication. We plan to evaluate the clinical activity of G100 based on objective response rate (ORR) in an open label setting. To accelerate enrollment, we plan to use both an open IND and submit a new IND for this specific unmet medical need population, as requested by the FDA. The data from both INDs could then be combined to support a potential biologics license application (BLA) filing. Based on existing ORR data, we expect that approximately 100 patients may be required, but that the final sample size will be adapted depending on the ORR observed in the initial patients.
Given its broad potential reach, we also expect to evaluate G100 beyond late-stage follicular lymphoma. We plan to evaluate G100 in earlier-stage follicular lymphoma patients in combination with rituximab, the backbone treatment for lymphomas in multiple lines of therapy. We also plan to explore G100 in combination with other agents in both indolent and aggressive lymphomas that are known to express TLR4. Additionally, we expect to evaluate the safety and efficacy of G100 in solid tumors, initially through supporting investigator-sponsored studies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited and in thousands)		(unaudited and in thousands)
Direct research and development expense by platform:
ZVex	$4,639	$3,324	$9,927	$10,965
GLAAS	442	1,406	2,724	3,222
G103	361	333	1,136	6,284
Other	1,479	—	3,447	—
Total direct research and development program expense	6,921	5,063	17,234	20,471
Indirect research and development expense by type:
Personnel related costs	2,979	3,229	10,382	9,476
Research and development supplies and services	650	1,306	2,860	3,307
Allocated facility, equipment, travel and other expense	718	648	2,103	1,893
Total indirect research and development expense	4,347	5,183	15,345	14,676
Total research and development expense	$11,268	$10,246	$32,579	$35,147
We plan to increase our research and development expenses for the foreseeable future as we continue to develop G100. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report, except the following:
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
Recently Adopted Accounting Pronouncements
See Note 2 of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to the recent accounting pronouncements during the nine months ended September 30, 2018.

Results of Operations
Comparison of Three Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Increase/(Decrease)
	(unaudited and in thousands)
Total revenues	$462	$516	$(54)
Operating expenses:
Cost of product sales	32	16	16
Research and development	11,268	10,246	1,022
General and administrative	3,802	3,909	(107)
Total operating expenses	15,102	14,171	931
Loss from operations	(14,640)	(13,655)	(985)
Interest and other income	591	239	352
Net loss	$(14,049)	$(13,416)	$(633)
Total Revenues and Cost of Product Sales
Revenues and costs of product sales did not materially differ over the comparable periods. While total revenues did not change significantly, there was a $0.2 million increase in product sales to collaboration partners and other third parties under materials transfer agreements. This increase was offset by a $0.3 million decrease in collaboration service revenue related to the timing of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.
Research and Development Expenses
The $1.0 million increase in research and development expenses was primarily attributable to in-licensing milestone payments of $1.7 million due to third parties as a result of the commencement of our SYNOVATE Phase 3 clinical trial. This increase was offset by decreases of $0.2 million in contract manufacturing services, $0.2 million in personnel-related expenses, $0.2 million in clinical trial costs and $0.1 million in research and development supplies and services.
General and Administrative Expenses
General and administrative expenses did not materially differ over the comparative periods. The $0.1 million decrease in general and administrative expenses was primarily attributable to an increase of $0.2 million in professional fees and services to help support our ongoing operations. This increase was offset by a decrease of $0.3 million in personnel-related expenses, which was primarily due to a decrease in stock-based compensation.
Interest and Other Income
The $0.4 million increase in interest and other income is primarily attributable to our higher cash balances and short-term investments during the three month period ended September 30, 2018 compared to the three month period ended September 30, 2017 as a result of the completion of our follow-on public offering in October 2017 whereby we raised approximately $86.6 million in net proceeds.

Comparison of Nine Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
	(unaudited and in thousands)
Total revenues	$1,720	$6,710	$(4,990)
Operating expenses:
Cost of product sales	179	71	108
Research and development	32,579	35,147	(2,568)
General and administrative	11,803	11,932	(129)
Total operating expenses	44,561	47,150	(2,589)
Loss from operations	(42,841)	(40,440)	(2,401)
Interest and other income	1,684	558	1,126
Net loss	$(41,157)	$(39,882)	$(1,275)
Total Revenues and Cost of Product Sales
The $5.0 million decrease in total revenues was primarily attributable to a decrease of $5.3 million in collaboration service revenue related to the performance of research services for Sanofi Pasteur in connection with our G103 collaboration. This decrease was offset by an increase of $0.3 million in product sales to collaboration partners and other third parties. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.
Research and Development Expenses
The $2.6 million decrease in research and development expenses was primarily attributable to a decrease of $4.9 million in contract manufacturing costs related to the timing and level of activities in support of our Sanofi Pasteur G103 collaboration and a slight decrease of $0.3 million in clinical trial costs. This decrease was offset by an increase of $0.9 million in personnel-related expenses, which were primarily due to increased compensation and benefits and increased research and development headcount to support the commencement of our SYNOVATE Phase 3 clinical trial and in-licensing milestone payments of $1.7 million due to third parties as a result of the commencement of our SYNOVATE Phase 3 clinical trial. Contract manufacturing and clinical trial costs will fluctuate from period to period based upon the timing of when contract manufacturing services are performed and when patients are enrolled in the various clinical trials, respectively, during the periods.
General and Administrative Expenses
General and administrative expenses did not materially differ over the comparative periods. The $0.1 million decrease in general and administrative expenses was primarily attributable to the $0.8 million recoupment from the TVS settlement, when the final distribution of the Escrow Payment was released in February 2018, and a slight decrease of $0.1 million in facility and office related expenditures, which were offset by an increase of $0.8 million in professional fees and services to support our ongoing operations.
Interest and Other Income
The $1.1 million increase in interest and other income is primarily attributable to our higher cash balances and short-term investments during the nine month period ended September 30, 2018 compared to the nine month period ended September 30, 2017 as a result of the completion of our follow-on public offering in October 2017 whereby we raised approximately $86.6 million in net proceeds.

Liquidity and Capital Resources
Liquidity
As of September 30, 2018, we had cash and cash equivalents, short-term investments and other receivables totaling $107.5 million. In addition to our existing cash, cash equivalents, short-term investments and other receivables, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, the conduct of our clinical trials, including accelerating and expanding the development of G100, compensation and related expenses, third-party clinical and preclinical research and development services, including manufacturing, laboratory and related supplies, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs and CMOs provides us with flexibility in managing our spending and limits our cost commitments.
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

Based on our recent underwritten follow-on public offering, and our current research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents, short-term investments and other receivables as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including the FDA review of any BLA we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(unaudited and in thousands)
Net cash used in operating activities	$(40,268)	$(37,020)
Net cash provided by investing activities	29,992	25,692
Net cash provided by financing activities	357	683
Net Cash Used in Operating Activities
Net cash used in operating activities was $40.3 million during the nine months ended September 30, 2018 and consisted primarily of our net loss of $41.2 million, a net decrease in operating assets and liabilities of $5.0 million, which included the payment of the $6.0 million accrued litigation-related settlement liability associated with the TVS Settlement Agreement as a result of the release of the Escrow Payment made to TVS in February 2018, and $0.4 million in amortization on premium/discount on short-term investments, which was offset by non-cash charges of $6.1 million for stock-based compensation expense and $0.3 million in depreciation and amortization expense. Net cash used in operating activities was $37.0 million during the nine months ended September 30, 2017 and consisted primarily of our net loss of $39.9 million and a net decrease in operating assets and liabilities of $4.0 million, which was offset by non-cash charges of $6.6 million for stock-based compensation expense and $0.3 million in depreciation and amortization expense and amortization on premium/discount on short-term investments.

Net Cash Provided by Investing Activities
Net cash provided by investing activities was $30.0 million during the nine months ended September 30, 2018 and consisted primarily of purchases of $0.3 million in property and equipment, primarily lab equipment to support research and development efforts, and $28.7 million in short-term investments in U.S. Treasury securities, offset by $59.0 million in maturities of these investments. Net cash provided by investing activities was $25.7 million for the nine months ended September 30, 2017 and consisted primarily of purchases of $0.3 million in property and equipment, primarily lab equipment to support research and development efforts, and $24.0 million in short-term investments in U.S. Treasury securities, offset by $50.0 million in maturities of these investments.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2018 and is primarily attributable to cash received from the issuances of common stock under our equity incentive plans. Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2017 and is primarily attributable to cash received from the issuances of common stock under our equity incentive plans.
Contractual Obligations and Contingent Liabilities
During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2018, we had cash and cash equivalents of $68.5 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $38.9 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent (or 1,000 basis point) change in interest rates were to have occurred on September 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.
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
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the three and nine months ended September 30, 2018, we reported a net loss of $14.0 million and $41.2 million, respectively, compared with a net loss of $13.4 million and $39.9 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $276.9 million.
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
Our product candidates are in various stages of clinical development. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for G100 or any of our product candidates or whether any such BLA will be accepted for review or approved by the FDA.
In October 2018, we announced the discontinuation of our Phase 3 clinical trial of CMB305 following an early analysis of the ongoing Phase 2 study that showed the combination of CMB305 and atezolizumab is not likely to show a survival benefit in relapsed synovial sarcoma patients.
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
We currently obtain several components of our product candidates from a single source. The loss of a CMO could result in manufacturing delays for the component substitution, and we may need to accept changes in terms or price from our existing supplier in order to avoid such delays. If we utilize an alternative source, we may be required to demonstrate comparability of the drug product before releasing the product for clinical use.
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
The trading price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in July 2014 at a price of $12.00 per share, and through September 30, 2018, the sale price of our common stock as reported on The Nasdaq Global Market (Nasdaq) has ranged from $40.13 to $2.80. Our announcement on October 11, 2018 of our plans to discontinue our Phase 3 clinical trial for our CMB305 product candidate in patients with synovial sarcoma resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Activities by these investors may increase the volatility of the market price of our common stock, and may affect our ability to raise additional funds and to complete our clinical trials and operations. Our stock could also be subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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
Although we have had periods of high volume daily trading in our common stock, generally our stock is thinly traded. For example, the average daily trading volume in our common stock on Nasdaq for the nine months ended September 30, 2018 was approximately 334,000 shares per day. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
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
101
Financial statements from the Quarterly Report on Form 10-Q of Immune Design Corp. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flow; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Immune Design Corp.
(Registrant)

Date:	November 6, 2018	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2018	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy & Finance (Principal Accounting Officer and Principal Financial Officer)