Form 10-K
period 2018-12-31
IMMUNE DESIGN CORP.
filed 2019-03-13
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2018, the aggregate market value of the 41,157,170 shares of Common Stock held by non-affiliates of the registrant was approximately $187.3 million, computed by reference to the closing price as reported on The Nasdaq Global Market. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 8, 2019, the registrant had 48,365,248 shares of common stock, par value $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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
Forward-looking statements include, but are not limited to, statements about:

•
the anticipated timing and completion of the tender offer, or the Offer, by Cascade Merger Sub Inc., or the Purchaser, a subsidiary of Merck Sharp & Dohme Corp., or Parent, and subsequent merger of Purchaser with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (Merger, and, together with the Offer, the Proposed Transaction), pursuant to that certain Agreement and Plan of Merger by and among the Company, Purchaser and Parent, dated as of February 20, 2019 (the Merger Agreement);

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

ii

PART I
Item 1. Business
Overview
We are a clinical-stage immunotherapy company employing next-generation, diversified in vivo approaches designed to enable the body’s immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have designed our technologies to activate the immune system’s natural ability to generate and/or expand tumor-specific cytotoxic T cells, or CTLs, while also enhancing other immune effectors, to fight cancer via distinct mechanisms. G100, our lead product candidate, uses the body’s immune system in different ways that, we believe, addresses the shortcomings of other therapies and has the potential to treat a broad patient population. In the Fall of 2018, we elected to focus our resources on G100 and pause development of our other programs generated from our discovery platforms, ZVex® and GLAAS®, including a late-stage cancer vaccine program, CMB305. Building upon positive G100 data in multiple tumor types, including from a randomized Phase 2 clinical trial, and after receiving feedback from the Food and Drug Administration, or FDA, we are planning to further develop G100 with a potential first approval path in follicular lymphoma patients, a type of non-Hodgkin lymphoma that affects thousands of patients annually.
Recent Events
On February 20, 2019, we entered into the Merger Agreement with Merck Sharp & Dohme Corp., a New Jersey corporation, or Parent, and Cascade Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser (or together with Parent, Merck), pursuant to which we agreed to be acquired by Merck in an all-cash transaction for an approximate value of $300 million, representing an over three hundred percent premium over our stock’s closing price on the day prior to the announcement of the Merger Agreement. In accordance with the terms of the Merger Agreement, Purchaser has commenced a tender offer, or Offer, to acquire all of our outstanding shares of common stock for $5.85 per share, to be paid to the seller in cash, without interest and subject to any applicable withholding taxes. The consummation of Purchaser’s pending Offer and subsequent Merger will be subject to certain conditions, including the tender of shares representing at least one more than 50% of the total number of our shares of common stock outstanding at the time of the expiration of the Offer, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions. The Merger Agreement provides, among other things, that following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the Delaware General Corporation Law and other applicable law, Purchaser will merge with and into the Company, the separate existence of Purchaser will cease and the Company will continue as the surviving corporation and as a wholly owned subsidiary of Parent. We expect the Proposed Transaction to close early in the second quarter of 2019.
Additional information about the Proposed Transaction is set forth in our filings with the SEC.

G100 Product Development
G100 was developed from the GLAAS platform and activates both innate and adaptive immunity in the tumor microenvironment, including dendritic cells, to create an immune response against the tumor’s pre-existing, diverse set of antigens, including neoantigens. G100 contains a potent, synthetic, small molecule toll-like receptor-4, or TLR4, agonist called GLA, which stands for Glucopyranosyl Lipid A.
We have been developing G100 as a monotherapy and combination therapy in patients with follicular non-Hodgkin Lymphoma, or FL, in a randomized Phase 1b/2 clinical trial. The monotherapy Phase 1b portion of the trial evaluated G100 with local radiation at multiple doses, and the randomized Phase 2 portion of the trial evaluated G100 with local radiation alone or in combination with the anti-PD-1 agent, Keytruda® (pembrolizumab), pursuant to a collaboration with Merck. In December 2017, we presented the first data from this trial at the American Society of Hematology, or ASH, Annual Meeting, and in March 2018 and at the ASH Annual Meeting in December 2018, we reported longer-term follow-up data observing additional responses. The G100 monotherapy and pembrolizumab combination resulted in a 54% objective response rate, or ORR, with a 75% ORR in those patients who expressed a potential predictive biomarker related to high TLR4 expression (6/8 patients). These data compare favorably to the pembrolizumab monotherapy data presented at ASH 2017, which showed an 11% ORR in a separate follicular lymphoma study. In addition, 77% of patients in the combination arm experienced abscopal tumor shrinkage in un-injected tumors, compared to 54% of patients in the monotherapy arm. Given these clinical benefit data and G100’s continued favorable safety profile, and after receiving feedback from the FDA we are planning to develop G100 first in relapsed/refractory FL patients who have received at least three prior lines of therapy – a patient population whom the FDA stated may represent an unmet medical need. In addition, we are evaluating development of G100 in other lymphomas and solid tumors.
We have received orphan drug designation in the United States and European Union for G100 in FL. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees, but does not provide any assurance of regulatory approval or expedite regulatory review.
Our Strategy
In October 2018, we completed a portfolio review and made a strategic decision to focus on accelerating and expanding the development of G100. Based on the review of our CMB305 program in comparison to the G100 program, we discontinued our SYNOVATE Phase 3 clinical trial in patients with synovial sarcoma. We plan to seek external collaborators to explore the continued development of CMB305 in sarcoma.
Our ongoing strategy is multi-faceted:

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

•
Rapidly advance first-in-class immuno-oncology product candidates through clinical development. We intend to continue to execute a focused clinical development plan that takes selected product candidates through approval. We are initially focused on indications with an unmet need in targeted patient populations, such as G100 in relapsed and refractory FL patients.

•
Position Immune Design to potentially play a broad role in the immuno-oncology treatment paradigm. Our agents are designed to work either individually or together, as well as with multiple other mechanisms of action. In addition to our ongoing clinical collaboration combining G100 with a checkpoint inhibitor, we intend to explore additional combinations with other immuno-oncology approaches to demonstrate this broad potential benefit.

•
Selectively monetize non-oncology indications, while retaining optionality for future internal development. ZVex and GLAAS also have potential applications in infectious disease and allergy. We have licensed the right to use the GLAAS platform in specific infectious disease indications to large pharmaceutical companies. These collaborations provide us with both near- and long-term potential revenue and external validation of our technology, while preserving optionality for future growth beyond oncology.

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
In addition to G100, we are also investigating the potential use of our ZVex platform for intratumoral injection. For example, we presented preclinical data at the American Association for Cancer Research Annual Meeting in 2016 and Society for Immunotherapy of Cancer Annual Meeting in 2017 describing the intratumoral administration of a ZVex vector designed to generate localized expression of IL-12, a potent modulator of innate and adaptive immune responses. The results demonstrated strong local and systemic anti-tumor efficacy in multiple murine models, and this use of the ZVex platform offers a potential expansion opportunity of our intratumoral approach beyond G100.
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
Manufacturing
Overview
We are continuing to establish manufacturing processes and supply agreements for all of the components used in our product candidates to support ongoing and planned clinical trials, primarily bulk and formulated GLA for our G100 product candidate. We rely on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for clinical use and currently do not own or operate manufacturing facilities. We require that our CMOs produce bulk drug substances and finished drug products used in our clinical trials in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We may continue to rely on CMOs to develop and manufacture our products for commercial sale. We maintain agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates and manufacturing processes.
GLAAS Product Candidates
Manufacturing for the GLAAS platform generally encompasses the synthesis of bulk GLA, its formulations and the fill-finish of formulated GLA. We have established a supply chain for bulk GLA and our stable-emulsion formulation, referred to as GLA-SE. Our synthetic process for the manufacture of bulk GLA is a trade secret, and we retain control and ownership of this process. Our CMOs also perform release and stability testing on the bulk GLA. The scale of the GLA synthetic manufacturing process is adequate to support commercial production for our G100 product candidate.
We have also contracted with a CMO to formulate and fill-finish our GLA-SE drug product. We have manufactured multiple lots in support of our clinical trials and those of our partners. The formulation process utilizes technology that is readily scalable to support commercial manufacturing of our product candidates and to supply our licensees. Release and stability testing on the GLA-SE drug product is contracted to several CMOs.
Intellectual Property
Overview
Our intellectual property strategy is to protect our technologies by filing patent applications and obtaining patent rights both in the United States and in foreign countries that we consider important to our current and future business. In addition, we have acquired and will seek to acquire, as needed or desired, intellectual property rights of others through assignment or license to complement and enhance our portfolio of patent rights. We also rely upon trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position.
Patents
GLAAS
We license exclusive rights to seven granted U.S. patents and numerous granted foreign patents from the Infectious Disease Research Institute, or IDRI, directed to antigen-containing vaccine formulations containing GLA, medical uses of the formulations to generate antigen-specific immune response for cancer, infectious disease and autoimmune disease antigens and medical uses for generating an immune response by administering pharmaceutical compositions containing GLA. The license rights from IDRI include patents in the United States, Europe, Australia, China, Japan, India and Hong Kong. We own two granted U.S. patents and own or license numerous additional pending domestic and foreign patent applications directed to our GLAAS platform. Key patents and pending applications in our portfolio are directed to vaccine compositions and uses of compositions containing GLA in a variety of disease indications including cancer, infectious diseases and allergy. We also own two granted U.S. patents, seven foreign patents and pending domestic and foreign patent applications directed to G103.

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
We exclusively license one patent family from the University of North Carolina at Chapel Hill, or UNC Chapel Hill, directed to a specific component of our lentiviral vectors, with patents granted domestically, in Europe and in Japan.
Together, we own or license 13 issued U.S. patents, over 30 granted foreign patents and numerous pending U.S. and foreign patent applications related to our ZVex platform. We also own a granted patent in the U.S., eight granted foreign patents and pending domestic and foreign patent applications directed to methods of using our lentiviral vectors in combination with our GLAAS platform.
Granted patents directed to our lentiviral vectors have expiration dates ranging from 2027 to 2037, not giving effect to any potential extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The 20-year projected expiration dates for our pending patent applications range from 2027 to 2037, not giving effect to any potential extensions and assuming payment of all associated fees.
Licensing Agreements
We have in-licensed both exclusive and non-exclusive intellectual property rights related to our discovery platform technologies, including the following:
Second Amended and Restated License Agreement with the Infectious Disease Research Institute
In December 2015, we entered into a second amended and restated license agreement with IDRI, and paid an upfront fee of $2.3 million, pursuant to which we license certain patent rights, know-how and technologies relating to our GLAAS discovery platform, including products and formulations containing GLA and another synthetic TLR4 agonist referred to as SLA. The original license agreement with IDRI was entered into in July 2008, and the first restated agreement was entered into with IDRI in November 2010. We also entered into a separate agreement with IDRI in November 2015 to license a related patent in the field of cancer. The patent rights licensed from IDRI are directed to GLA and SLA, compositions and formulations that include these molecules, and methods of using these compositions to elicit or enhance an immune response. The licensed patent rights cover all of our GLAAS platform products in clinical development. Under the license agreement, we generally obtained an exclusive license in the fields of oncology, allergy, addiction and select infectious disease indications, which vary depending on the licensed GLA or SLA product. In addition, we have an option to obtain additional exclusive licenses in select infectious disease indications for GLA and SLA products. IDRI has retained exclusive rights with respect to infectious diseases and other indications not licensed to us. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products to which we have exclusive rights. We and IDRI are not permitted to sell or transfer GLA or SLA outside our respective exclusive fields.
We recognized $500,000, zero and $925,000 in license-related milestone fees, which were expensed in research and development expenses, for the years ended December 31, 2018, 2017 and 2016, respectively. We are obligated to pay IDRI in aggregate up to $1.8 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop based on the achievement of certain developmental and regulatory milestones. We are obligated to pay IDRI a low single-digit royalty on net sales of licensed products that varies according to the product and indication, as well as a percentage share of any payments that we receive from sub-licensees, ranging from the low double-digits to the middle single-digits. Our royalty obligations continue for the life of the relevant licensed patents or 12 years after the first commercial sale of a licensed product, whichever is longer. Currently, we expect that the last-to-expire licensed patent in the United States will expire in 2028 with respect to GLA products and 2032 with respect to SLA products.
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
License and Collaboration Agreements
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
Exclusive License Agreement with MedImmune
We are party to a license agreement with MedImmune LLC, or MedImmune, dated October 2010, pursuant to which we granted MedImmune a worldwide, sub-licensable, exclusive license to use GLA to develop and sell vaccines in an infectious disease indication. Under the license agreement, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval.
Under the license agreement, if certain development regulatory and commercial milestones are achieved, MedImmune is obligated to make additional aggregate payments of up to $72.5 million. We have recognized no revenue for the achievement of milestones under this license agreement. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sub-licensees and a mid single-digit royalty on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under our license agreement with IDRI, we are obligated to share with IDRI a percentage of payments received from third-party licensees, including MedImmune. MedImmune’s royalty obligations will continue, on a country-by-country basis, for at least 10 years after the first commercial sale of the first licensed product in the applicable country and will continue on a country-by-country and product-by-product basis, for the life of the licensed patents that cover the sale of the applicable product in the applicable country.
Our license agreement with MedImmune will remain in effect until the later of October 2060 or the expiration of MedImmune’s payment obligations. MedImmune may terminate the license agreement at any time with advance written notice. We or MedImmune may terminate the license agreement in case of the other party’s uncured material breach or upon certain insolvency events.
Previously, we were parties to two additional license agreements with MedImmune, each dated October 2010, pursuant to which we granted MedImmune an exclusive license to use GLA to develop and sell vaccines in two additional infectious disease indications, which license agreements have each been terminated. Under the terminated license agreements, we recognized no revenue for the achievement of development milestones for the years ended December 31, 2018, 2017 and 2016.
Exclusive License Agreement with Sanofi
In August 2014, we granted Sanofi an exclusive license to use the GLAAS platform to discover, develop and commercialize products to treat peanut allergy. On December 6, 2018, Sanofi provided notice terminating this license agreement as of June 6, 2019. We recognized no milestone revenue under this agreement for the years ended December 31, 2018, and 2017, and $7.0 million in milestone revenue under this agreement for the year ended December 31, 2016.

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
Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires the pre-approval of promotional materials for products receiving accelerated approval.
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
Additionally, we may develop companion diagnostic tests for use with our product candidates. We will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. While we have not yet developed any companion diagnostic test for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.
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
The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers, and others on the other hand.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal false claims statutes. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.
The federal civil and criminal false claims laws, including the federal False Claims Act, prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Private “qui tam” actions may be brought by individual whistleblowers in the name of the government to enforce the federal False Claims Act. Many pharmaceutical and other healthcare companies have faced investigations and private lawsuits and, in many cases, have agreed to significant and burdensome settlements under these laws for a variety of allegedly improper promotional and marketing activities, including inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. The majority of U.S. states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, and in some states, apply regardless of the payor. The federal False Statements Statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters. The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, impose obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
The federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of products for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to track and annually report to CMS payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and to publicly report such data.
Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes and have privacy laws that may be more stringent that HIPAA. Further, some state laws require the reporting of information related to drug pricing, and certain state and local laws require the registration of pharmaceutical sales and medical representatives.
Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative, criminal and civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.
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

•
On February 1, 2016, CMS, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016.

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

•
The Affordable Care Act imposes a requirement on manufacturers of branded drugs and biologic agents to provide a 70% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”) as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

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

•
The Affordable Care Act established the Physician Payments Sunshine Act (as referenced above), which requires pharmaceutical and medical device manufacturers to track and report annually certain financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or other transfers of value” made or distributed to such entities, and it requires applicable manufacturers and applicable group purchasing organizations to report annually any ownership and investment interests held by physicians and certain other healthcare providers and their immediate family members.

•	The Affordable Care Act added a new requirement to annually report drug samples that manufacturers and distributors provide to physicians.

•	The Affordable Care Act created a licensure framework for follow on biologic products.

•
A new Patient-Centered Outcomes Research Institute was established pursuant to the Affordable Care Act to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•
The Affordable Care Act established the Center for Medicare & Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the Affordable Care Act. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act and otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.
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
More recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the HHS OIG proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances.
Corporate Information and Employees
We were incorporated in February 2008 in the State of Delaware. Our operations are headquartered in Seattle, Washington, and we have an additional facility in South San Francisco, California. Our principal executive offices are located at 1616 Eastlake Ave. E., Suite 310, Seattle, WA 98102, and our telephone number is (206) 682-0645. As of December 31, 2018, we had 48 full-time employees and 2 part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
Risks Related to the Merger Agreement
The conditions under the Merger Agreement to Purchaser’s consummation of the Offer and our subsequent Merger with Purchaser may not be satisfied at all or in the anticipated timeframe.
Under the terms of the Merger Agreement, the consummation of Purchaser’s pending Offer and subsequent Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay, or otherwise materially adversely affect the consummation of the pending Offer and subsequent Merger. These conditions include, among other things, there being validly tendered (and not validly withdrawn), a number of shares of our common stock that, considered together with all other shares of our common stock beneficially owned by Parent or any of its wholly owned subsidiaries (including Purchaser), subject to certain conditions, represent one more than 50% of the total number of our shares of common stock outstanding at the time of the expiration of the Offer. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the Proposed Transaction does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Proposed Transaction, such delay or failure to complete the Proposed Transaction may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.
While Purchaser’s Offer and the proposed Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not the pending Offer and subsequent Merger is consummated, the Proposed Transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the pending Offer and subsequent Merger may also divert management’s attention and our resources from ongoing business and operations, and our employees and other key personnel may have uncertainties about the effect of the pending Offer and subsequent Merger, and the uncertainties may impact our ability to retain, recruit, and hire key personnel while the Proposed Transaction is pending or if it fails to close.
The preparations for the consummation of the Proposed Transaction have placed and we expect will continue to place a significant burden on many of our management, employees and on our internal resources. The diversion of management’s attention away from operating the Company in the ordinary course could adversely affect our financial results. Also, if, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. We have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Proposed Transaction. These expenses must be paid regardless of whether the Proposed Transaction is consummated, which may materially and adversely affect our financial condition and results of operations.
Furthermore, we cannot predict how our business partners will view or react to the pending Offer and subsequent Merger upon consummation. If we are unable to reassure our business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.
In addition, the Merger Agreement generally requires the Company to operate its business and operations in the ordinary course pending consummation of the Merger and also restricts us from taking certain actions without Parent’s prior written consent during the interim period between the execution of the Merger Agreement and the effective time of the Merger (or the date on which the Merger Agreement is earlier terminated). For these and other reasons, the pendency of the proposed Merger could adversely affect our business and results of operations.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and for executive officers, employment agreements, retention bonuses and employee benefits following the completion of the pending Offer and subsequent Merger.

Litigation filed or that may be filed against us and/or the members of our board of directors could prevent or delay the consummation of the Proposed Transaction.
Lawsuits could be filed that could delay or prevent our acquisition by Parent, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially. The outcome of any lawsuit that may be filed challenging the Proposed Transaction is uncertain. One of the conditions to the closing of the Proposed Transaction is that there has not been issued by any court of competent jurisdiction and remains in effect any judgment, temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Proposed Transaction. Accordingly, if any future lawsuit is successful in obtaining an order enjoining the Proposed Transaction, then the Proposed Transaction may not be consummated within the expected time frame, or at all, and could result in substantial costs, including but not limited to, costs associated with the indemnification of our directors and officers.
In the event that the Proposed Transaction is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
The conditions to the consummation of the pending Offer and subsequent Merger may not be satisfied, as noted above. If the Proposed Transaction is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Proposed Transaction. For these and other reasons, not consummating the Proposed Transaction could adversely affect our business and results of operations.
Furthermore, if we do not consummate the pending Offer and subsequent Merger, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the Proposed Transaction will be consummated. Further, a failure of the Proposed Transaction may result in negative publicity and a negative impression of us in the investment community, and have a negative impact on our ability to raise additional financing in the future. Finally, any disruptions to our business resulting from the announcement and pendency of the Proposed Transaction, including any adverse changes in our relationships with our business partners and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.
If the Proposed Transaction is not completed, in certain circumstances, we could be required to pay a termination fee of $10.5 million to Parent. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.
The following risk factors assume that we remain a stand-alone company except as otherwise noted.
Risks Related to Our Financial Position and Capital Needs
We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
We are a clinical-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have no products approved for commercial sale and have generated only limited revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2008. For the years ended December 31, 2018, 2017 and 2016, we reported net losses of $54.8 million, $51.9 million and $53.5 million, respectively. As of December 31, 2018, we had an accumulated deficit of $290.5 million.
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
Our product candidates are in various stages of clinical development. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for G100 or any of our product candidates or whether any such BLA will be accepted for review or approved by the FDA. For example, in October 2018, we announced the discontinuation of our Phase 3 clinical trial of CMB305 following an early analysis of the ongoing Phase 2 study that showed the combination of CMB305 and atezolizumab is not likely to show a survival benefit in relapsed synovial sarcoma patients.
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
The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval vary among jurisdictions. Clinical data are subject to varying interpretations and the FDA and comparable foreign regulatory authorities may not agree with our interpretation of results. Subsequent clinical trials may not validate earlier clinical or non-clinical findings. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.
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
In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to significant administrative, civil and criminal penalties, damages, monetary fines, disgorgement, imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal False Claims Act, which allows any individual to bring a lawsuit against an individual or entity, including a pharmaceutical or biopharmaceutical company on behalf of the federal government alleging the knowing submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment or approval by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual initiating the lawsuit will share in any fines or settlement funds. These False Claims Act lawsuits against pharmaceutical and biopharmaceutical companies have increased significantly in number and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical or biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation, which would have a material adverse effect on our business, financial condition and results of operations. Promotion prior to marketing approval or for off-label uses may also give rise to criminal prosecution in the European Union.
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
Our ability to commercialize any product candidates successfully will depend in part on the extent to which coverage and adequate reimbursement for our product candidates will be available from third-party payors, such as government health administration authorities, private health insurers and other organizations. The laws that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, third-party payors individually establish coverage and reimbursement policies, which makes obtaining such coverage and adequate reimbursement a time-consuming and costly process. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.
The market for any product candidates for which we may receive regulatory approval will also depend significantly on the degree to which these products are listed on third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. We cannot be certain that our product candidates will be considered cost-effective by third-party payors.

This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.
Additionally, we may develop companion diagnostic tests for use with our product candidates. We will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. While we have not yet developed any companion diagnostic test for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, PPACA) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) established annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA and otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PAPCA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 (BBA) among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.
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
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (HHS) has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Our relationships with healthcare providers, physicians, customers and third-party payors may be subject to applicable transparency, anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct clinical research and market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
the Physician Payments Sunshine Act (federal Open Payments program), created under Section 6002 of the PPACA and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to the CMS ownership and investment interests held by physicians (as defined above) and their immediate family members;

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

•
the federal false claims laws, including the federal False Claims Act, which can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing any money or other assets of a health care benefit program, willfully obstructing a criminal investigation of a health care fraud offense, or knowingly and willfully making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, also imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•
state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers,marketing expenditures, or drug pricing; and

•
state and foreign laws, including the General Data Protection Regulation (EU) 2016/679, that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil and administrative sanctions, including exclusions from government funded healthcare programs.
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
We have entered into a collaboration agreement with Sanofi Pasteur for the development of a herpes simplex virus immune therapy. We have granted an exclusive license to MedImmune to use our GLAAS discovery platform to develop and commercialize product candidates relating to an infectious disease indication. We cannot control whether or not these partners will devote sufficient time and resources to the ongoing clinical and preclinical programs or whether these partners will fulfill their obligations under the agreements. The product candidates developed pursuant to these agreements may not be scientifically, medically or commercially successful.
In addition, we could be adversely affected by:

▪	our partners’ technologies, products and selection of disease targets;

▪	our partners’ failure to timely perform their obligations under our agreements;

▪	our partners’ failure to timely or fully develop or effectively commercialize the product candidates; and

▪	a material contractual dispute between us and our partners.
Any of the foregoing could adversely impact the likelihood and timing of any milestone or royalty payments we are eligible to receive from Sanofi Pasteur or MedImmune, and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We may not succeed in establishing and maintaining additional development collaborations, which could adversely affect our ability to develop and commercialize product candidates.
A part of our strategy is to enter into product development collaborations, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a development collaboration or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing.
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

The requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for and launch generic versions of our products. Certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.
Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future.
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
Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.
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
Our commercial success depends upon our ability to identify, test, develop, manufacture, market and sell product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. Pursuant to the license agreement with IDRI, we obtained licensing rights to certain GLA technologies, which we utilize in the development of our GLA product candidates. Similarly, under our licenses with Caltech, TheraVectys and UNC Chapel Hill, we obtained rights to certain patents which we utilize in the development of our ZVex-based product candidates. If we fail to comply with the obligations under the license agreements, including a material breach by us, certain insolvency events or failure to diligently pursue the development of products, the other party may have the right to terminate the license agreements. In addition, IDRI may terminate our licenses in the event we challenge the validity, enforceability or scope of any patent licensed to us by IDRI. In the event one of these licenses is terminated, we will not be able to develop, manufacture, market or sell any product candidate that is covered by the license agreement. Such an occurrence would adversely affect our ability to continue to develop our current product candidates as well as potential future product candidates. Termination of any of these licenses or reduction or elimination of our rights under any license agreement may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under the license agreement, including our rights to intellectual property or technology important to our development programs.
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
The trading price of our common stock has been and is likely to continue to be highly volatile. Since our initial public offering in July 2014 at a price of $12.00 per share, and through December 31, 2018, the sale price of our common stock as reported on The Nasdaq Global Market, or Nasdaq, has ranged from $40.13 to $1.10. Our announcement on October 11, 2018 of our plans to discontinue our Phase 3 clinical trial for our CMB305 product candidate in patients with synovial sarcoma resulted in a significant decline in the market price of our common stock. In addition, as with any public company, some investors hold a short position in our common stock. Activities by these investors may increase the volatility of the market price of our common stock and may affect our ability to raise additional funds and to complete our clinical trials and operations. Our stock could also be subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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
As of December 31, 2018, the holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55% of our voting stock. These stockholders may have the ability to control us through this ownership position and be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Although we have had periods of high volume daily trading in our common stock, generally our stock is thinly traded. For example, the average daily trading volume in our common stock on Nasdaq for the year ended December 31, 2018 was approximately 416,000 shares per day. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
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
Stockholder Action
The Company filed a Schedule 14D-9 (Schedule 14D-9) with the SEC on March 5, 2019, relating to the Merger Agreement.  On March 11, 2019, a complaint captioned Tullman v. Immune Design Corp., et al., Case No. 2:19-cv-00350, was filed in the United States District Court for the Western District of Washington against the Company and each member of the Company’s board of directors. The action was brought by James Tullman, who claims to be a stockholder of the Company, on his own behalf, and seeks certification as a class action on behalf of all of the Company’s stockholders. The complaint alleges, among other things, that the process leading up to the proposed acquisition was inadequate and that this Schedule 14D-9 omits certain material information, which the complaint alleges renders the information disclosed materially misleading. The complaint seeks to enjoin the proposed transaction, or in the event the proposed transaction is consummated, to recover money damages.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on The Nasdaq Global Market under the symbol “IMDZ” since July 24, 2014. Prior to July 24, 2014, there was no public trading market for our common stock.
As of March 8, 2019, we had 48,365,248 shares of common stock outstanding held by approximately 17 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
None.
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

	YEARS ENDED DECEMBER 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share amounts)

Statements of Operations Data:
Total revenues	$2,196	$7,195	$13,260	$9,510	$6,433
Operating expenses:
Cost of product sales	1,435	84	481	774	638
Research and development	42,415	43,670	45,134	33,087	22,746
General and administrative	15,396	16,253	21,859	15,134	12,927
Total operating expenses	59,246	60,007	67,474	48,995	36,311
Loss from operations	(57,050)	(52,812)	(54,214)	(39,485)	(29,878)
Interest and other income	2,292	950	684	40	4
Change in fair value of convertible preferred stock warrant liability	—	—	—	—	(4,277)
Net loss attributable to common stockholders	$(54,758)	$(51,862)	$(53,530)	$(39,445)	$(34,151)
Basic and diluted net loss per share attributable to common stockholders (1)	$(1.14)	$(1.75)	$(2.47)	$(2.06)	$(4.56)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders (1)	48,145,225	29,626,941	21,638,468	19,155,918	7,494,790

(1)
See Note 3 of our consolidated financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

	AS OF DECEMBER 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$77,941	$72,454	$39,214	$112,921	$75,354
Working capital	91,380	138,623	94,818	108,449	66,035
Total assets	100,960	153,834	114,495	116,145	78,383
Total stockholders’ equity	92,005	139,212	95,176	108,993	66,346

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
Overview
We are a clinical-stage immunotherapy company with next-generation, diversified in vivo approaches designed to enable the body’s immune system to fight disease. Although we believe our approaches have broad potential across multiple therapeutic areas, we are focused in oncology and have designed our technologies to activate the immune system’s natural ability to generate and/or expand antigen-specific cytotoxic T cells, while also enhancing other immune effectors to fight cancer via distinct mechanisms. Our lead product candidate, G100, has a unique mechanism of action that differs from current therapies in lymphomas. G100 triggers an immune-mediated anti-tumor effect with a favorable safety profile that we believe could position G100 as a pillar of chemo-free regimens for the treatment of lymphomas.
We have devoted substantially all of our resources since inception to our drug development efforts, including undertaking clinical trials of our product candidates, development of our discovery platforms, conducting preclinical studies, protecting our intellectual property and providing general and administrative support to our product development activities. To date, we have funded our operations primarily through proceeds from the issuance of our stock, payments received under license and collaboration agreements and GLA product sales.
Our net loss was $54.8 million, $51.9 million and $53.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $290.5 million. We have incurred net losses to date and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will significantly increase as we:

•	complete our current and planned clinical trials;

•	continue research and development efforts to build our pipeline beyond the current product candidates;

•	perform additional process development for our product candidates, including initial commercial scale up efforts;

•	seek regulatory approvals for our product candidates, if any, that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize and market products for which we obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific and management personnel; and

•	add operational and financial personnel to support our product development efforts and operational support applicable to operating as a public company.
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
Recent Events
On February 20, 2019, we entered into the Merger Agreement with Merck Sharp & Dohme Corp., a New Jersey corporation, or Parent, and Cascade Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser (or together with Parent, Merck), pursuant to which we agreed to be acquired by Merck in an all-cash transaction for an approximate value of $300 million, representing an over three hundred percent premium over our stock’s closing price on the day prior to the announcement of the Merger Agreement. In accordance with the terms of the Merger Agreement, Purchaser has commenced a tender offer, or Offer, to acquire all of our outstanding shares of common stock for $5.85 per share, to be paid to the seller in cash, without interest and subject to any applicable withholding taxes. The consummation of Purchaser’s pending Offer and subsequent Merger will be subject to certain conditions, including the tender of shares representing at least one more than 50% of the total number of our shares of common stock outstanding at the time of the expiration of the Offer, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions. The Merger Agreement provides, among other things, that following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the Delaware General Corporation Law and other applicable law, Purchaser will merge with and into the Company, the separate existence of Purchaser will cease and the Company will continue as the surviving corporation and as a wholly owned subsidiary of Parent. We expect the Proposed Transaction to close early in the second quarter of 2019. For additional information on this transaction see Note 16 to our consolidated financial statements appearing elsewhere in this report.
In October 2018, we completed a portfolio review and made a strategic decision to focus on accelerating and expanding the development of G100. Based on the review of our CMB305 program, including an early analysis of the ongoing Phase 2 clinical trial that showed the combination of CMB305 and atezolizumab was not likely to show a survival benefit in relapsed synovial sarcoma patients, we discontinued our SYNOVATE Phase 3 clinical trial. We plan to seek external collaborators to explore the continued development of CMB305 in sarcoma. In connection with the discontinuation of our Phase 3 clinical trial, we completed a reduction in force that affected approximately 18% of our employees, primarily those focused on advancing the CMB305 program.
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
In October 2014, we entered into a collaboration with Sanofi Pasteur for the development of an HSV immune therapy. Sanofi Pasteur and Immune Design each contribute product candidates to the collaboration: Sanofi Pasteur contributes HSV-529, a clinical-stage replication-defective HSV vaccine product candidate, and we contribute G103, our preclinical trivalent vaccine product candidate. The collaboration will explore the potential of various combinations of agents, including leveraging our GLAAS platform, with the goal to select the best potential immune therapy for patients. Each company will develop the products jointly through Phase 2 clinical trials, at which point Sanofi Pasteur intends to continue development of the most promising candidate and be responsible for commercialization. Sanofi Pasteur bears the costs of all preclinical and clinical development, and we provide a specific formulation of GLA from the GLAAS platform at cost through Phase 2 studies. We will be eligible to receive future milestone and royalty payments on any licensed product developed from the collaboration. We recognized $1.5 million, $6.9 million and $4.6 million in collaboration service revenue under this agreement for the years ended December 31, 2018, 2017 and 2016, respectively.
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. On December 6, 2018, Sanofi provided notice terminating this license agreement effective as of June 6, 2019, as the result of a portfolio prioritization by Sanofi. We recognized no milestone revenue under this agreement for the years ended December 31, 2018, and 2017, and $7.0 million in milestone revenue under this agreement for the year ended December 31, 2016.

In October 2010, we entered into three separate license agreements with MedImmune pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. MedImmune paid us upfront payments under the license agreements in 2010. One of the agreements remains in full force and effect, and the rights granted under the other two have returned to us. Under the license agreement, MedImmune is obligated to make additional payments based on the achievement of certain developmental, regulatory and commercial milestones for the licensed indication. We recognized no revenue for the achievement of development milestones under these license agreements for the years ended December 31, 2018, 2017, and 2016. MedImmune is also obligated to pay us a low double-digit percentage share of any non-royalty payments that it receives from sublicensees and mid single-digit royalty payments on net sales of licensed products, which royalty is subject to reduction under certain circumstances.
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

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
	(in thousands)

Direct research and development expense by platform:
ZVex	$13,063	$11,692	$15,465
GLAAS	4,486	3,971	5,298
G103	1,079	6,646	4,432
Other	3,402	2,100	—
Total direct research and development program expense	22,030	24,409	25,195
Indirect research and development expense by type:
Personnel related costs	14,513	12,775	11,591
Research and development supplies and services	2,655	3,915	6,531
Allocated facility, equipment, travel and other expense	3,217	2,571	1,817
Total indirect research and development expense	20,385	19,261	19,939
Total research and development expense	$42,415	$43,670	$45,134
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
Results of Operations
Comparison of Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	YEARS ENDED DECEMBER 31,		INCREASE/ DECREASE
	2018	2017
	(in thousands)
Total revenues	$2,196	$7,195	$(4,999)
Operating expenses:
Cost of product sales	1,435	84	1,351
Research and development	42,415	43,670	(1,255)
General and administrative	15,396	16,253	(857)
Total operating expenses	59,246	60,007	(761)
Loss from operations	(57,050)	(52,812)	(4,238)
Interest and other income	2,292	950	1,342
Net loss attributable to common stockholders	$(54,758)	$(51,862)	$(2,896)
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
The $1.3 million increase in Cost of Product Sales was primarily attributable to a $1.2 million inventory write-off as a result of the termination of our License Agreement with Sanofi Aventis. On December 6, 2018, Sanofi Aventis provided notice terminating this license agreement, effective as of June 6, 2019. We determined the $1.2 million of inventory has been impaired and recorded in Cost of Product Sales in the twelve month period ended December 31, 2018.
Research and Development Expenses
The $1.3 million decrease in research and development expense was primarily attributable to a decrease of $5.5 million related to contract manufacturing costs related to various process development and manufacturing services performed at our contract manufacturers due primarily to the timing of when the services are completed and performed. Contract manufacturing costs will fluctuate from period to period based upon the timing of when contract manufacturing services are performed during the periods. This overall decrease was offset by a $2.3 million increase in personnel related expenses, and general operating expenses, primarily due to increased headcount during three quarters of the year, as well as severance costs related to our restructuring in the fourth quarter. Additionally, there was a $1.5 million increase in licensing fees due to third parties as result of commencing of our SYNOVATE clinical trial in September 2018 and a $0.4 million increase in clinical trial costs primarily related to opening and closing the SYNOVATE clinical trial.
General and Administrative Expenses
The $0.9 million decrease in general and administrative expense was primarily attributable to a $0.8 million recoupment of an Escrow Payment by the Company as a part of a legal settlement, which was recognized during the period ended December 31, 2018 as a reduction to general and administrative expenses. Additional facility, office, and equipment expenses decreased by $0.5 million and compensation costs decreased by $0.3 million. This was partially offset by an increase in professional fees and services of $0.7 million, primarily attributable to increased legal expenses and related patent expenses during the period to support our ongoing operations.
Interest and Other Income
The $1.3 million increase in interest and other income is primarily attributable to our higher cash balances and short-term investments during the twelve month period ended December 31, 2018 compared to the twelve month period ended December 31, 2017 as a result of the completion of our follow-on public offering in October 2017, whereby we raised approximately $86.6 million in net proceeds.
Comparison of Years Ended December 31, 2017 and 2016
The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016:

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
Total Revenue and Cost of Product Sales
The $6.1 million decrease in total revenues was primarily attributable to a $7.0 million decrease in licensing revenue as a result of the $7.0 million milestone revenue recognized under our License Agreement with Sanofi during the year ended December 31, 2016. There was no such licensing revenue from Sanofi or any other collaboration partner recognized during the year ended December 31, 2017. In addition, product sales to collaboration partners and other third parties under material transfer agreements decreased by $1.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, as there were no product sales to any of our collaboration partners and one shipment of $0.3 million made to other third parties under material transfer agreements during 2017 compared to $1.5 million made to collaboration partners during 2016. These increases were partially offset by a $2.2 million increase in collaboration revenue related to the performance of research services associated with the Sanofi Pasteur G103 collaboration that was entered into in the fourth quarter of 2014. Product sales to collaboration partners and other third parties and collaboration service revenue will fluctuate from period to period based upon the timing and amount of product shipments made to collaboration partners and other third parties and the amount of contract services performed during such period, respectively.
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
Liquidity and Capital Resources
Since our inception through December 31, 2018, we have raised or earned a total of $388.4 million in cash, including:

•	$343.9 million from the sale of our common stock, convertible preferred stock and warrants, which also included proceeds related to our IPO and follow-on offerings;

•	$21.3 million from the licensing of our technology;

•	$15.2 million from our collaboration agreements; and

•	$8.0 million primarily from GLA sales.
As of December 31, 2018, we had cash and cash equivalents, short-term investments and interest receivable totaling $95.9 million. In addition to our existing cash and cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Based on our underwritten follow-on public offerings, and our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents, short-term investments and interest receivable as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of developing products and testing them in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Our future capital requirements will depend on many factors, including, among others:

•	the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other research and development activities;

•	the scope, rate of progress and costs of our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings, including FDA review of any Biologics License Application, or BLA, we file;

•	payments required with respect to development milestones we achieve under our in-licensing agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the costs associated with commercializing our product candidates, if they receive regulatory approval;

•	the cost and timing of developing our ability to establish sales and marketing capabilities;

•	the costs of current or future litigation or judgments;

•	competing technological efforts and market developments;

•	changes in our existing research relationships;

•	our ability to establish collaborative arrangements to the extent necessary;

•	revenues received from any existing or future products; and

•	payments received under any current or future strategic partnerships.
Cash Flows
The following is a summary of our cash flows:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(51,666)	$(46,859)	$(35,740)
Net cash provided by (used in) investing activities	50,925	(7,039)	(62,421)
Net cash provided by financing activities	228	87,338	30,454
Net Cash Used in Operating Activities
Net cash used in operating activities was $51.7 million for the year ended December 31, 2018 and consisted primarily of our net loss of $54.8 million, which was offset by non-cash charges of $7.3 million for stock-based compensation expense and $1.2 million of inventory impairment charges. Changes in operating assets and liabilities used net cash of $5.2 million for the year ended December 31, 2018.
Net cash used in operating activities was $46.9 million for the year ended December 31, 2017 and consisted primarily of our net loss of $51.9 million, which was offset by non-cash charges of $8.6 million for stock-based compensation expense and $0.3 million in depreciation and amortization, and a net increase in operating assets and liabilities of $4.0 million.
Net cash used in operating activities was $35.7 million for the year ended December 31, 2016 and consisted primarily of our net loss of $53.5 million, which was offset by non-cash charges of $9.3 million for stock-based compensation expense and $0.4 million for depreciation and amortization, and a net decrease in operating assets and liabilities of $8.1 million.
Net Cash Provided by and Used in Investing Activities
Net cash provided by investing activities was $50.9 million for the year ended December 31, 2018 and consisted primarily of purchases of $34.7 million in short-term investments in U.S. Treasury securities and $0.4 million in property and equipment, primarily lab equipment to support research and development efforts, which was offset by $86.0 million in maturities of these investments.
Net cash used in investing activities was $7.0 million for the year ended December 31, 2017 and consisted primarily of purchases of $71.6 million in short-term investments in U.S. Treasury securities, which was offset by $65.0 million in maturities of these investments.
Net cash used in investing activities was $62.4 million for the year ended December 31, 2016 and consisted primarily of purchases of $102.3 million in short-term investments in U.S. Treasury securities, which was offset by $40.0 million in maturities of these investments.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.2 million for the year ended December 31, 2018 from the issuances of common stock under our stock-based compensation plans.
Net cash provided by financing activities was $87.3 million for the year ended December 31, 2017 and consisted of $86.6 million in net proceeds from our October 2017 public common stock offering and $0.7 million in cash received from the issuances of common stock under our stock-based compensation plans.
Net cash provided by financing activities was $30.5 million for the year ended December 31, 2016 and consisted primarily of $30.3 million in net proceeds received from our secondary offering in September 2016, and $0.1 million in cash received from the issuances of common stock under our stock-based compensation plans.
Contractual Obligations and Contingent Liabilities
The following summarizes our significant contractual obligations as of December 31, 2018:

CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	2 TO 4 YEARS	MORE THAN 4 YEARS
	(in thousands)
Operating leases (1)	$3,928	$1,525	$2,403	$—

(1)
Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2018, for our facilities in Seattle, Washington and South San Francisco, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. We were required to provide a $121,000 letter of credit as a security deposit on our lease for facilities in South San Francisco, of which no funds had been drawn down as of December 31, 2018. In addition, we provided a $200,000 letter of credit as a security deposit on our lease for facilities in Seattle, which commenced on January 1, 2017. See Note 9 to our consolidated financial statements appearing elsewhere in this report for further discussion of our leases.

The contractual obligations table above does not include any potential future milestone payments to third parties as part of certain collaboration and licensing agreements, due to the fact that the timing and uncertainty surrounding these potential future milestone payments. We could owe additional payments to IDRI of up to $1.8 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed GLA/SLA product we develop and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed GLA/SLA product we develop. We could owe up to $6.5 million aggregate payments for ZVex products we develop. These milestone payments do not include any potential future royalty payments we may be required to make under our licensing agreements as described in Note 10 to our consolidated financial statements appearing elsewhere in this report.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income or loss that are excluded from net loss. For the years ended December 31, 2018, 2017, and 2016, other comprehensive loss consisted of unrealized gains and losses on our available-for-sale securities.
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

Royalties. Under sales-based royalty arrangements with milestone payments, revenue is recognized at the later of (i) when the related sales occur, or (ii) when the performance obligation has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaboration or out-licensing agreements.
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
Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Employee:
Research and development	$3,030	$3,613	$3,923
General and administrative	4,212	4,879	5,029
Non-Employee:
Research and development	28	85	268
General and administrative	6	56	63
Total stock-based compensation expense	$7,276	$8,633	$9,283
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

▪
The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the “simplified method,” which calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

▪
Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. We analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price, and utilized our historical volatility starting in October 2018.

▪	The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.
The assumptions that we used in the Black-Scholes option pricing model are set forth below:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Weighted-average estimated fair value	$3.90	$4.41	$10.07
Risk-free interest rate	2.3% - 3.0%	1.9% - 2.4%	1.1% - 2.4%
Expected term of options (in years)	5.5 - 9.3	5.5 - 9.2	5.5 - 9.5
Expected stock price volatility	77% - 85%	80% - 91%	77% - 93%
Expected dividend yield	—%	—%	—%
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2018, we had cash and cash equivalents of $77.9 million consisting of bank deposits and interest-bearing money market accounts and short-term investments of $17.9 million consisting of U.S. Treasury securities. Our cash balances deposited in a bank in the United States may be in excess of insured levels. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a ten percent change in interest rates were to have occurred on December 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, Management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our President and Chief Executive Officer and Executive Vice President, Strategy and Finance concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President, Strategy and Finance, as appropriate to allow timely discussion regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2018.
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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. If such Proxy Statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation” in our Proxy Statement. If such Proxy Statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement. If such Proxy Statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Election of Directors” in our Proxy Statement. If such Proxy Statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the information set forth in the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement. If such Proxy Statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

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

2.1
Agreement and Plan of Merger, dated February  20, 2019, by and among Immune Design Corp., Merck Sharp & Dohme Corp. and Cascade Merger Sub Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36561), as filed with the SEC on February 20, 2019).

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

10.13+
Form of Indemnification Agreement, by and between Immune Design Corp. and each of its directors and officers (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.14+
Retention Bonus Payback Agreement, dated August 13, 2018, by and between Immune Design Corp. and Sergey Yurasov, M.D., Ph.D. (incorporated herein by reference to Exhibit 99(E)(15) to the Company’s Recommendation Statement on Schedule 14D-9 (File No. 005-88256), as filed with the SEC on March 5, 2019).

10.15+
Retention Bonus Payback Agreement, dated November 7, 2018, by and between Immune Design Corp. and Jan ter Meulen, M.D. (incorporated herein by reference to Exhibit 99(E)(16) to the Company’s Recommendation Statement on Schedule 14D-9 (File No. 005-88256), as filed with the SEC on March 5, 2019).

10.16+
Retention Bonus Payback Agreement, dated November 7, 2018, by and between Immune Design Corp. and Stephen Brady (incorporated herein by reference to Exhibit 99(E)(17) to the Company’s Recommendation Statement on Schedule 14D-9 (File No. 005-88256), as filed with the SEC on March 5, 2019).

10.17
Second Amended and Restated License Agreement, dated December 23, 2015, by and between Immune Design Corp. and the Infectious Disease Research Institute (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-36561), as filed with the SEC on February 16, 2016).

10.18
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

10.20
License Agreement, dated October 17, 2016, by and between Immune Design Corp. and TheraVectys SA (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 001-36561), as filed with the SEC on March 3, 2017).

10.21
Office Lease, dated November 21, 2013, by and between Immune Design Corp. and BXP 601& 651 Gateway Center LP, formerly known as Gateway Center LLC (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.22
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

10.24
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

101
Consolidated financial statements from the Annual Report on Form 10-K of Immune Design Corp. for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

IMMUNE DESIGN CORP.
(Registrant)

Date: March 13, 2019	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2019	/s/ Stephen Brady
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

SIGNATURE	TITLE	DATE

/s/ Carlos Paya, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019
Carlos Paya, M.D., Ph.D.

/s/ Stephen Brady	Executive Vice President, Strategy and Finance (Principal Accounting Officer and Principal Financial Officer)	March 13, 2019
Stephen Brady

/s/ Ed Penhoet, Ph.D.	Chairman of the Board	March 13, 2019
Ed Penhoet, Ph.D.

/s/ David Baltimore, Ph.D.	Director	March 13, 2019
David Baltimore, Ph.D.

/s/ Franklin Berger	Director	March 13, 2019
Franklin Berger

/s/ Lewis Coleman	Director	March 13, 2019
Lewis Coleman

/s/ Susan Kelley, M.D.	Director	March 13, 2019
Susan Kelley, M.D.

/s/ William Ringo	Director	March 13, 2019
William Ringo

IMMUNE DESIGN CORP

IMMUNE DESIGN CORP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Immune Design Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immune Design Corp. (the Company), as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California
March 13, 2019

IMMUNE DESIGN CORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	DECEMBER 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$77,941	$72,454
Short-term investments	17,946	68,653
Accounts receivable	705	647
Inventory	92	684
Prepaid expenses	1,755	1,571
Restricted cash	—	6,000
Other assets	1,786	3,134
Total current assets	100,225	153,143
Property and equipment, net	535	491
Security deposit	200	200
Total assets	$100,960	$153,834
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,478	$2,334
Accrued liabilities	7,367	6,186
Accrued litigation-related settlement	—	6,000
Total current liabilities	8,845	14,520
Other noncurrent liabilities	110	102
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized at December 31, 2018 and 2017; 48,210,520 and 48,068,650 shares issued and outstanding at December 31, 2018 and 2017, respectively	48	48
Additional paid-in capital	382,474	374,970
Accumulated deficit	(290,515)	(235,757)
Accumulated other comprehensive loss	(2)	(49)
Total stockholders’ equity	92,005	139,212
Total liabilities and stockholders’ equity	$100,960	$153,834

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Revenues:
Collaborative revenue	$1,533	$6,880	$4,633
Licensing revenue	—	—	7,000
Product sales	663	315	1,627
Total revenues	2,196	7,195	13,260
Operating expenses:
Cost of product sales	1,435	84	481
Research and development	42,415	43,670	45,134
General and administrative	15,396	16,253	21,859
Total operating expenses	59,246	60,007	67,474
Loss from operations	(57,050)	(52,812)	(54,214)
Interest and other income	2,292	950	684
Net loss	$(54,758)	$(51,862)	$(53,530)
Other comprehensive loss:
Unrealized gain (loss) on investments	47	(25)	(24)
Comprehensive loss	$(54,711)	$(51,887)	$(53,554)
Basic and diluted net loss per share	$(1.14)	$(1.75)	$(2.47)
Weighted-average shares used to compute basic and diluted net loss per share	48,145,225	29,626,941	21,638,468

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2015	20,153,202	$20	$239,181	$(130,208)	$—	$108,993
Issuance of common stock at $6.25 per share upon completion of public offering, net of offering costs of $2,355	5,226,369	5	30,305	—	—	30,310
Issuance of common stock under stock-based compensation plans	33,484	—	144	—	—	144
Stock-based compensation	—	—	9,283	—	—	9,283
Net loss	—	—	—	(53,530)	—	(53,530)
Unrealized loss on investments	—	—	—	—	(24)	(24)
Balance, December 31, 2016	25,413,055	$25	$278,913	$(183,738)	$(24)	$95,176
Issuance of common stock at $4.10 per share upon completion of public offering, net of offering costs of $5,367	22,425,000	23	86,553	—	—	86,576
Issuance of common stock under stock-based compensation plans	230,595	—	714	—	—	714
Stock-based compensation	—	—	8,633	—	—	8,633
Cumulative effect adjustment from adoption of accounting standard on stock-based compensation	—	—	157	(157)	—	—
Net loss	—	—	—	(51,862)	—	(51,862)
Unrealized loss on investments	—	—	—	—	(25)	(25)
Balance, December 31, 2017	48,068,650	$48	$374,970	$(235,757)	$(49)	$139,212
Issuance of common stock under stock-based compensation plans	141,870	—	228	—	—	228
Stock-based compensation	—	—	7,276	—	—	7,276
Net loss	—	—	—	(54,758)	—	(54,758)
Unrealized gain on investments	—	—	—	—	47	47
Balance, December 31, 2018	48,210,520	$48	$382,474	$(290,515)	$(2)	$92,005

 The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Operating activities
Net loss	$(54,758)	$(51,862)	$(53,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346	351	304
Amortization of premium/discount on investments	(561)	(26)	126
Impairment of inventory	1,244	—	—
Stock-based compensation	7,276	8,633	9,283
Changes in operating assets and liabilities:
Accounts receivable	(58)	(130)	455
Inventory	(652)	(77)	(594)
Prepaid expenses	(184)	975	(892)
Other assets	1,348	22	(3,059)
Accounts payable	(856)	(2,225)	1,485
Accrued liabilities	1,181	1,203	976
Accrued litigation-related settlement	(6,000)	(1,250)	7,250
Deferred revenue	—	(2,545)	2,496
Deferred rent and other noncurrent liabilities	8	72	(40)
Net cash used in operating activities	(51,666)	(46,859)	(35,740)
Investing activities
Purchases of property and equipment	(390)	(428)	(133)
Purchases of short-term investments	(34,685)	(71,611)	(102,288)
Maturities of short-term investments	86,000	65,000	40,000
Net cash provided by (used in) investing activities	50,925	(7,039)	(62,421)
Financing activities
Issuance of common stock in public offering, net of offering costs	—	86,624	30,310
Proceeds from issuances of common stock under stock-based compensation plans	228	714	144
Net cash provided by financing activities	228	87,338	30,454
Net (decrease) increase in cash and cash equivalents	(513)	33,440	(67,707)
Cash, cash equivalents and restricted cash, beginning of year	78,654	45,214	112,921
Cash, cash equivalents and restricted cash, end of year	$78,141	$78,654	$45,214

Supplemental cash flow information
Unpaid stock offering costs	$—	$48	$—

	DECEMBER 31,
	2018	2017	2016
Cash and cash equivalents	$77,941	$72,454	39,214
Restricted cash	—	6,000	6,000
Security deposit	200	200	—
Total cash, cash equivalents and restricted cash	78,141	78,654	45,214

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Immune Design Corp. (the Company, we, us or our) is a clinical-stage immunotherapy company focused on cancer with next-generation in vivo approaches designed to enable the body’s immune system to fight disease. We have engineered our technologies to activate the immune system’s natural ability to create tumor-specific cytotoxic T cells (CTLs) to fight cancer. Our lead product candidate, G100, is being evaluated in multiple arms of a Phase 2 clinical trial. In addition, we have licensed to third parties the right to use our GLAAS® platform in select infectious disease indications.
On February 20, 2019, we entered into an Agreement and Plan of Merger (Merger Agreement) with Merck Sharp & Dohme Corp., a New Jersey corporation (the Parent), and Cascade Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (the Purchaser). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer (the Offer) on March 5, 2019, to acquire all of our outstanding shares of common stock, at a purchase price of $5.85 per share in cash, without interest and subject to any required withholding of taxes.
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
Offering Costs
Offering costs represent legal, accounting and other direct costs related to our efforts to raise capital through our follow-on public offerings in October 2017 and September 2016. These costs were deferred until completion of the follow-on public offerings, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.
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
Short-Term Investments
Our short-term investments include funds invested in U.S. Treasury securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in our Consolidated Statements of Operations and Comprehensive Loss using the specific-identification method.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Cash
Restricted cash included funds used to secure our obligations associated with the settlement of all claims and disputes under our Settlement Agreement with TheraVectys SA (TVS). A deposit of zero and $6.0 million was held in escrow restricted from withdrawal as of December 31, 2018 and 2017, respectively. See Note 13 for additional information. In addition, we hold a security deposit under a standby letter of credit associated with our laboratory and office space lease in Seattle, Washington, to be drawn down by our landlord if the lease is breached. The security deposit is classified as a non-current asset on our Consolidated Balance Sheets.
Accounts Receivable
Accounts receivable are amounts due from other companies related primarily to licensing fees, product sales and research and development services. As of December 31, 2018 and 2017 we had an allowance for doubtful accounts of $29,000 and zero, respectively.
Inventory
Inventory is recorded at the lower of cost or market. Cost includes amounts related to materials and labor, and is determined on a specific identification basis in a manner which approximates the first-in, first-out method. For the year ended December 31, 2018, we recorded an inventory impairment of $1.2 million, and zero for the years ended December 31, 2017 and 2016 (see Note 6).
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
We consider significant revenue concentrations to be customers who account for 10% or more of total revenues generated by us during the periods presented. We had three customers who accounted for 69%, 19% and 10% of revenue for the year ended December 31, 2018, one collaboration partner that accounted for 96% of revenue for the year ended December 31, 2017, and two collaboration partners that accounted for 64% and 35% of revenue for the year ended December 31, 2016. The collaboration partners accounted for 51%, 100% and 100% of accounts receivable as of December 31, 2018, 2017 and 2016, respectively.
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
Prior to the Financial Accounting Standards Board (FASB) adoption of Accounting Standards Update (ASU) No. 2016-09 on January 1, 2017, stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures. Upon the adoption of ASU No. 2016-09, effective January 1, 2017, we have elected to account for forfeitures as they occur. As of January 1, 2017, we had unrecorded forfeitures of $157,000. Upon adoption, we recognized this expense as an adjustment to retained earnings with a corresponding increase to additional paid-in-capital. In addition, under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. The Standard also eliminates the requirement that excess tax benefits be realized before companies can recognize them. As of January 1, 2017, we had an unrecognized excess tax benefit of $1.2 million and upon adoption, we recognized this excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance.
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Comprehensive Loss
Comprehensive loss is composed of net loss and other comprehensive income or loss that are excluded from net loss. Other comprehensive loss consists of unrealized gains and losses on our available-for-sale securities.
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The common stock equivalents issuable upon the conversion or exercise of the following dilutive securities have been excluded from the computation of diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	DECEMBER 31,
	2018	2017	2016
Outstanding stock option grants	3,872,273	4,094,532	3,590,393
Unvested restricted stock awards	465,396	195,172	107,250
Total	4,337,669	4,289,704	3,697,643
4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$76,225	$—	$—	$76,225
U.S. Treasury securities	17,948	—	(2)	17,946
Total	$94,173	$—	$(2)	$94,171
Classified as:
Cash equivalents				$76,225
Short-term investments				17,946
Total				$94,171

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,702	—	(49)	68,653
Total	$139,204	$—	$(49)	$139,155
Classified as:
Cash equivalents				$70,502
Short-term investments				68,653
Total				$139,155

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All U.S. Treasury securities held as of December 31, 2018 and 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains or losses on these securities for the period presented.
5. Fair Value of Financial Instruments
We measure and record cash and cash equivalents at fair value in the accompanying financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is as follows:
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
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2018
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$76,225	$—	$—	$76,225
U.S. Treasury securities	17,946	—	—	17,946
Total	$94,171	$—	$—	$94,171

	December 31, 2017
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$70,502	$—	$—	$70,502
U.S. Treasury securities	68,653	—	—	$68,653
Total	$139,155	$—	$—	$139,155
6. Inventory
Inventory consists of the following (in thousands):

	DECEMBER 31,
	2018	2017

Work in process	$—	$541
Finished goods	92	143
Total inventory	$92	$684

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 2014, we granted Sanofi Aventis an exclusive license to use the GLAAS platform to discover, develop and commercialize products to treat peanut allergy. On December 6, 2018, Sanofi Aventis provided notice terminating this license agreement, effective as of June 6, 2019. As a result of this termination, we determined that inventory of $1.2 million as of December 2018 has been impaired and written-off. The write-off of $1.2 million was charged to Cost of Product Sales in our Consolidated Statements of Operations and Comprehensive Loss as of December 31, 2018.

7. Property and Equipment
Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2018	2017

Laboratory equipment	$2,812	$2,624
Leasehold improvements	256	183
Computer equipment and software	695	584
Office equipment, furniture, and fixtures	196	178
Total	3,959	3,569
Less: accumulated depreciation and amortization	(3,424)	(3,078)
Total property and equipment, net	$535	$491

Depreciation and amortization expense was $346,000, $351,000 and $304,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
8. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2018	2017

Research and development services	$4,208	$3,352
Legal and professional services	294	57
Employee compensation	2,865	2,777
Total accrued liabilities	$7,367	$6,186
9. Commitments and Contingencies
Operating Leases
We lease laboratory and office space under an operating lease in Seattle, Washington. Our previous lease commenced February 2013 and ended December 31, 2016. In January 2016, we entered into a new lease agreement for approximately 20,133 square feet of office and laboratory space, which includes and expands on the space previously subleased. The lease commenced on January 1, 2017 with a term of five years and an option to extend the term for an additional three years. The annual base rent is $1.1 million for the first year and increases by 2.5% each year thereafter. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay for operating and maintenance expenses. Through December 31, 2018 and 2017, we incurred $256,000 and $183,000, respectively, in leasehold improvements and accumulated amortization of $170,000 and $147,000, respectively. Also under the terms of the lease, in January 2017 we provided a $200,000 letter of credit as a security deposit. As of December 31, 2018, no funds had been drawn down on the letter of credit.
We also lease 9,640 square feet of office space under an operating lease in South San Francisco, California. The lease commenced in January 2015 and continues through January 2020, with an option to extend for an additional five years. The terms of the office lease provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses beginning January 2016. In connection with the lease, we were

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

required to provide a $121,000 letter of credit as a security deposit. As of December 31, 2018, no funds had been drawn down on the letter of credit.
As of December 31, 2018, future minimum lease payments are as follows (in thousands):

2019	$1,525
2020	1,203
2021	1,200
2022	—
2023	—
Total future minimum lease payments	$3,928

Rent expense under operating leases was approximately $1.5 million, $1.5 million and $713,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

In May 2017, we entered into a sublease agreement with a third party subtenant, pursuant to which we are subleasing 5,048 square feet of our Seattle laboratory and office space for a period of three years. The annual base rent payable under this sublease is $273,000 for the first year and will increase by 2.5% each year thereafter. Rent under this sublease agreement is reflected in other income.
Contingencies
Under our license agreements with the Infectious Disease Research Institute (IDRI), we are contingently obligated to pay any potential future milestone payments, which could total up to $1.8 million and $1.3 million, respectively, for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop. We are also contingently obligated to pay potential future milestone payments to third parties as part of certain collaboration and licensing agreements, which could total up to $6.5 million in aggregate payments for the ZVex products we develop. We also have potential future royalty payments we may be required to make under our licensing agreements as described in Note 10.
Payments under these agreements are uncertain due to the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.
10. License and Collaboration Agreements
Licenses Granted
In August 2014, we entered into an agreement with Sanofi under which we granted Sanofi an exclusive license for use of our GLAAS platform to discover, develop and commercialize products to treat peanut allergy. On December 6, 2018, Sanofi provided notice terminating this license agreement as of June 6, 2019. We recognized no milestone revenue under this agreement for the years ended December 31, 2018, and 2017, and $7.0 million in milestone revenue under this agreement for the year ended December 31, 2016.
In October 2010, we entered into three separate license agreements with MedImmune, LLC (MedImmune) pursuant to which we granted MedImmune a worldwide, sublicensable, exclusive license to use GLA to develop and sell vaccines in three different infectious disease indications. MedImmune paid us upfront payments under the license agreements in 2010. One of the three license agreements remains in full force and effect, and the rights granted under the other two have returned to us. Under the ongoing license agreement, MedImmune is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for a licensed product in certain markets and to market and sell licensed products in any country where it obtains regulatory approval. MedImmune is obligated to make additional payments based on achievement of certain development, regulatory, and commercial milestones for the licensed indication. MedImmune is also obligated to pay us a low double-digit percentage share of non-royalty payments that it receives from sublicensees and a mid single-digit percentage royalty payment on net sales of licensed products, which royalty is subject to reduction under certain circumstances. Under the license agreement, MedImmune is obligated to make additional aggregate payments of up to $72.5 million, depending on the achievement of certain development, regulatory and commercial milestones for the licensed indication. We recognized no

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

revenue for the achievement of development milestones under these license agreements for the years ended December 31, 2018, 2017, and 2016.
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
In December 2015, we entered into a Second Amended and Restated License Agreement with IDRI, in which we obtained additional rights under the licensed technology, which rights vary by disease indication, and we returned to IDRI certain previously licensed GLA rights in select, primarily developing-world infectious disease indications. We received an exclusive license for SLA products in oncology, human allergy and addiction, as well as an option to obtain additional exclusive licenses in select infectious disease indications. In December 2015, in connection with the execution of the second restated agreement, we paid an upfront fee of $2.3 million, which was recorded as research and development expense. We are obligated to pay IDRI up to $1.8 million and $1.3 million, respectively, in additional payments for the first and each subsequent exclusive licensed product we develop, and $1.3 million and $625,000, respectively, for the first and each subsequent non-exclusive licensed product we develop, based on the achievement of certain developmental and regulatory milestones. In addition, we will be obligated to pay certain commercialization milestones and royalty payments of single-digit percentage of net sales, if and when a licensed product is commercialized. We are also obligated to share with IDRI a percentage of payments received from any third-party sublicensees. Additionally, if we exercise our option for additional infectious disease indications, we will be required to make upfront, milestone and royalty payments for such additional indications, which payments are subject to similar terms and conditions as are applicable to other milestone and royalty payments.
We recognized $500,000, zero and $925,000 in IDRI license-related milestone fees, which were expensed in research and development expenses, for the years ended December 31, 2018, 2017 and 2016, respectively.
In 2009, we licensed certain patent rights directed to the production of dendritic cell-targeted therapeutic and prophylactic immunization strategies from the California Institute of Technology (Caltech) in exchange for shares of our common stock valued at $25,000. We made annual minimum royalty payments of $25,000 under the license until we recognized $100,000 in license-related milestone fees, which we expensed in research and development expenses for the year ended December 31, 2017. No license-related milestone fees were recognized or paid for the years ended December 31, 2018 and 2016. In addition, we agreed to pay certain fees in the future, including milestone payments upon achievement of certain development and commercialization milestones and royalty payments on net sales in the low single-digit percentage. We are required to pay Caltech up to an aggregate of $1.5 million in additional payments upon the achievement of certain regulatory and sales milestones.
In October 2016, we entered into a license agreement with TheraVectys SA (TVS), pursuant to which we received a field limited, non-exclusive, sublicensable license for oncology uses to certain current and future intellectual property rights owned, controlled and licensed by TVS relating to lentiviral vector technologies. We will owe TVS milestone payments based on the achievement of certain development and regulatory milestones for each licensed product, in the aggregate amount of up to $4.8 million, except that the first two milestones payments are waived for CMB305/LV305. In addition, we will be obligated to pay a single commercial milestone payment for each product that achieves a specified net sales amount. We will owe royalties to TVS on product sales that are made directly by us or our affiliates, subject to certain royalty-offset provisions. For the first four products, including LV305/CMB305, royalties will be based on a low-single digit percentage of net sales, and for subsequent products, tiered royalties will be based on low-to-mid-single digit percentages of net sales. TVS will also receive a mid-single digit percentage of revenues that we receive for sublicensing the licensed intellectual property. We recognized $1.0 million for the year ended December 31, 2018 and no milestone fees for the years ended December 31, 2017 and 2016.
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The costs of the related services performed are recorded as research and development expenses on the consolidated statement of operations. We recognized revenue under this collaboration arrangement of $1.5 million, $6.9 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we had an outstanding unbilled receivable of $363,000 and $605,000, respectively, and unearned revenue of zero under this collaboration arrangement. The unbilled receivable represents collaboration research services earned, but not yet billed Sanofi Pasteur as of December 31, 2018 and 2017.
11. Stockholders’ Equity
Preferred Stock
Our board of directors has the authority to fix and determine and to amend the number of shares of any series of preferred stock that is wholly unissued or to be established and to fix and determine and to amend the designation, preferences, voting powers and limitations, and the relative, participating, optional or other rights, of any series of shares of preferred stock that is wholly unissued or to be established. There was no preferred stock issued and outstanding as of December 31, 2018 and December 31, 2017.
Common Stock
We had 48,210,520 and 48,068,650 shares of common stock outstanding as of December 31, 2018 and 2017, respectively. Shares of common stock reserved for future issuance were as follows:

	AS OF DECEMBER 31,
	2018	2017

Shares available for issuance under the employee stock purchase plan	393,206	475,010
Options granted and outstanding	3,872,273	4,094,532
Unvested restricted stock units	465,396	195,172
Shares available for future option grants and restricted stock awards	2,761,914	947,199
Shares reserved for future issuance under equity incentive plans	7,492,789	5,711,913
In July 2017, we entered into a Sales Agreement (ATM Agreement) with Cowen and Company, LLC (Cowen) under which we could offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. Under the ATM Agreement, Cowen could sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Market (Nasdaq) or on any other existing trading market for our common stock. Cowen would receive a commission equal to 3.0% of the gross sales proceeds of any common stock sold under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. Any common stock sold under the ATM Agreement would have be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-206324), which expired December 29, 2018. As of the expiration, we have not sold any common stock under the ATM Agreement.
Equity Incentive Plans
2014 Employee Stock Purchase Plan
In April 2014, our board of directors adopted, and in July 2014 our stockholders approved, the 2014 Employee Stock Purchase Plan (2014 ESPP). The total number of shares of common stock available for issuance under the 2014 ESPP may increase annually on January 1 by (i) the lesser of 1% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year or (ii) 200,000 shares, or less as deemed appropriate by the Board of Directors. For 2018 and 2017, the Board of Directors determined the current shares available to be issued under the 2014 ESPP was sufficient and did not increase the amount of authorized shares.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Stock options granted under the 2008 and 2014 Plans generally vest within two, three and four years, and vested options are generally exercisable until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of our company. We grant stock options to employees with exercise prices equal to the fair value of our common stock on the date of grant. There were a total of 6,068,369 shares of common stock authorized under the 2014 Plan as of December 31, 2018.
The total number of shares of common stock available for issuance under the 2014 Plan will automatically increase each year on January 1 by 4% of the total number of shares issued and outstanding as of December 31 of the immediately preceding year. On January 1, 2018, in accordance with the annual increase provisions, the authorized shares under the 2014 Plan increased by 1,922,746 shares.
Restricted Stock Units
In 2016, we began issuing restricted stock units (RSUs) to employees under the 2014 Plan. The fair value of the RSUs is determined on the date of grant based on the market price of our common stock. RSUs are recognized as an expense ratably over the vesting period and our RSUs generally vest over one, three and four years. In January 2018, the Compensation Committee of our Board of Directors granted 198,835 time-based restricted stock units (RSUs) and 367,500 performance-based restricted stock units (January PSUs) to our employees. Restricted stock units are awards that entitle the holder to receive shares of our common stock upon vesting. The RSUs and January PSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to vesting. One-third of the RSUs will vest on each anniversary of the grant date over three (3) years. The fair value of each RSU is equal to the closing price of our common stock on the applicable grant date.
Fifty percent of the January PSUs would have vested on each of June 30, 2018 and December 31, 2018 upon the achievement of certain performance criteria by such date. If the performance criteria was not met by the specified dates, the corresponding number of January PSUs would expire. Stock-based compensation for the January PSUs is recognized over the service period beginning in the period management determines it is probable that the performance criteria will be achieved. During the period ending March 31, 2018, we began recognizing stock compensation expense on the January PSUs as the outcome of the performance criteria being achieved was deemed probable. As of June 30, 2018, 183,750 shares of the January PSUs that were granted in January 2018 expired unvested as the performance criteria was not met by the specified date. In addition, management determined that the performance criteria associated with the remaining January PSUs would not be achieved by December 31, 2018, due to a change in program strategy, and accordingly, we reversed the related stock-based compensation expense of $508,000 recorded in the period ending March 31, 2018. On December 31, 2018, the remaining January PSUs expired unvested, and no expense was recorded, as the performance criteria was not met by the specified date.
In July 2018, the Compensation Committee of the Board of Directors granted 322,020 additional PSUs to our employees (July PSUs). The July PSUs would vest on or before December 31, 2018, as to either fifty percent (50%) or one hundred percent (100%) of the total shares, upon achievement of certain performance criteria on or before such date, subject to the employee’s continued service with us upon the vesting date. If the performance criteria was not met by December 31, 2018, the corresponding July PSUs would expire. During the period the July PSUs were outstanding, management determined that the performance criteria associated with the July PSUs would most likely not be achieved by December 31, 2018, and as a result, no expense was recorded in the second half of 2018. On December 31, 2018, the July PSUs expired unvested, and no expense was recorded, as the performance criteria was not met by the specified date.
In November 2018, the Compensation Committee of our Board of Directors granted an additional 225,500 time-based RSUs that vest 100% one year from date of grant.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary RSU information is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	107,250	$19.39
Granted	224,540	$5.60
Vested	(26,802)	$19.39
Canceled/Forfeited	(109,816)	$6.13
Outstanding at December 31, 2017	195,172	$10.99
Granted	1,113,855	$3.53
Vested	(58,468)	$11.85
Canceled/Forfeited	(785,163)	$4.34
Outstanding at December 31, 2018	465,396	$4.25
During the year ended December 31, 2018, the total estimated grant date fair value for RSUs granted was $3.9 million. The total fair value of RSUs vested was $228,000. In 2018, the Company recognized stock-based compensation expenses of $874,000 related to RSUs. As of December 31, 2018, total unrecognized stock-based compensation expenses related to unvested RSUs was $1.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.47 years.
Stock Option Activity
Summary stock option information is as follows:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACT TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at January 1, 2017	3,590,393	$12.13
Granted	954,301	$6.46
Exercised	(175,183)	$2.56
Forfeited	(117,124)	$14.35
Expired	(157,855)	$17.19
Outstanding at December 31, 2017	4,094,532	$10.96	7.2	$2,771
Granted	2,366,119	$4.10
Exercised	(1,598)	$1.15
Forfeited	(2,279,560)	$13.71
Expired	(307,220)	$14.55
Outstanding at December 31, 2018	3,872,273	$4.87	6.4	$50
Vested and expected to vest after December 31, 2018	3,872,273	$4.87	6.4	$50
Exercisable at December 31, 2018	1,920,745	$5.38	4.7	$50
As of December 31, 2018, there was $5.0 million of total unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $4,000, $868,000 and $124,000, respectively.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in our statements of operations is as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2018	2017	2016

Employee:
Research and development	$3,030	$3,613	$3,923
General and administrative	4,212	4,879	5,029
Non-Employee:
Research and development	28	85	268
General and administrative	6	56	63
Total stock-based compensation expense	$7,276	$8,633	$9,283
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
The fair values of stock options granted to employees were calculated using the following assumptions:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016

Weighted-average estimated fair value	$3.90	$4.41	$10.07
Risk-free interest rate (1)	2.3% - 3.0%	1.9% - 2.2%	1.1% - 2.4%
Expected term of options (in years) (2)	5.5 - 6.1	5.5 - 6.1	5.5 - 9.5
Expected stock price volatility (3)	77% - 85%	80% - 91%	77% - 93%
Expected dividend yield (4)	—%	—%	—%

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

(2)
We used the “simplified method” for options to determine the expected term of our stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

(3)
Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. We analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price, and utilized the Company’s historical volatility starting in October 2018.

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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Eligible Option Exercise Price Ranges	Exchange Ratio (Surrendered Eligible Options: New Options)*
$5.00-$14.99	1.50 to 1
$15.00-$29.99	1.75 to 1
$30.00-And Up	2.00 to 1
* Rounded up to the nearest share
Upon the closing of the Option Exchange on July 17, 2018, 31 out of 49 eligible employees had tendered an aggregate of 1,590,083 options, representing 65% of the total eligible options, for 962,099 new options to purchase shares of our common stock. Each new stock option was granted on July 17, 2018, pursuant to our 2014 Plan with an exercise price per share of $4.40 per share, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $12,000 for the vested options, which was calculated using the Black-Scholes option pricing model. We elected the “bifurcated approach” to amortize the incremental expense over the new vesting period of the new options and will continue to amortize the unamortized expense on the original grants through the end of the original vesting term.
12. Income Taxes
No provision for income taxes has been recorded for the years ended December 31, 2018 and 2017 due to the operating losses incurred since inception for which no benefit has been recorded.
The reconciliation of the U.S. income tax rate to the effective income tax rate for continuing operations is as follows:

	AS OF DECEMBER 31,
	2018	2017
Statutory tax rate	21.0%	35.0%
Effect of:
Permanent differences	(1.6)	(6.4)
Other	(2.3)	(0.5)
General business credits	8.0	15.1
Change in valuation allowance	(25.1)	15.6
Tax Reform - tax rate change	—	(58.8)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred taxes are as follows (in thousands):

	AS OF DECEMBER 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$51,138	$39,971
Research and development credit	17,782	13,392
Depreciation and amortization	1,494	1,241
Other temporary differences	2,413	4,477
Gross deferred tax assets	72,827	59,081
Deferred tax asset valuation allowance	(72,827)	(59,081)
Net deferred tax assets	$—	$—

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which will allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. Although the Tax Act was generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. The Company remeasured its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of our deferred tax assets based on our current understanding of the provisions of the Tax Act. The primary impact of the Tax Act resulted from the remeasurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $30.5 million with a corresponding reduction in our valuation allowance. Overall, this had a net zero effect on our effective tax rate as the Company had a full valuation allowance against its deferred tax assets and currently in a taxable loss position. The deferred tax asset remeasurement was our reasonable estimate within the meaning of Staff Accounting Bulletin 118. As of December 31, 2018, we have completed our analysis of the Tax Act’s income tax effects. No material impact was recorded to our balance sheet and income statement when our analysis was completed in the 2018 fourth quarter.
Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses and research and development credits. The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased $13.7 million during the year ended December 31, 2018, and decreased $6.8 million during the year ended December 31, 2017.
As of December 31, 2018 and 2017, we had approximately $243.5 million and $190.3 million in federal net operating loss carryforwards and approximately $17.8 million and $13.4 million in federal research and development tax credit carryforwards, respectively. Federal net operating losses and federal research and development credits will begin to expire in varying amounts between 2028 and 2038, if not utilized. Federal net operating losses and federal research and development credits generated in 2018 and future years will be carried forward indefinitely, but are subject to an 80% taxable income limitation.
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
We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2018 and 2017, we did not recognize any accrued interest or penalties associated with unrecognized benefits. Additionally, we did not record any unrecognized tax benefits at December 31, 2018 and 2017.
13. Legal Proceedings
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

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
14. Employee Benefit Plan
We sponsor a 401(k) defined contribution plan for our employees. Employee contributions are voluntary. We may match employee contributions in amounts to be determined at our sole discretion. Currently, we have elected to satisfy the safe-harbor rules by matching contributions equal to 100% of employee salary deferrals that do not exceed 3% of the employee’s compensation, plus 50% matching employee salary deferrals between 3% and 5% of the employee’s compensation. Employer contributions have totaled approximately $360,000, $300,000, and $243,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
15. Restructuring Costs
In October 2018, the Company completed a portfolio review and determined that the Company should focus on accelerating and expanding the development of G100. Accordingly, we discontinued our SYNOVATE study, a Phase 3 clinical trial of CMB305 in patients with synovial sarcoma. In connection with the discontinuation of our Phase 3 clinical trial, the Company implemented a reduction in workforce in the R&D functional departments which impacted approximately 18% of the Company’s headcount as of the end of October 2018, primarily those focused on advancing the CMB305 program. Restructuring charges included one-time termination severance and other employee-related costs of $0.8 million in research and development expenses during the year ended December 31, 2018 in the Consolidated Statements of Operations and Comprehensive Loss. The majority of the cash payments related to the personnel-related restructuring charges in the amount of

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$0.7 million were paid during the three months ended December 31, 2018, with the remainder to be paid subsequently. As of December 31, 2018, $0.1 million of restructuring liabilities remain on the Company’s Consolidated Balance Sheet.
16. Subsequent Event
On February 20, 2019, we entered into a Merger Agreement with Parent and Purchaser. Our board of directors unanimously approved the Merger Agreement. In accordance with the Merger Agreement, Purchaser commenced the Offer on March 5, 2019 to acquire all of our outstanding shares of common stock (Shares), at a purchase price of $5.85 per Share in cash (Offer Price), without interest and subject to any required withholding of taxes.
The obligation of Purchaser to purchase Shares tendered in the Offer is subject to the conditions set forth in the Merger Agreement, including that the number of Shares validly tendered in accordance with the terms of the Offer and not validly withdrawn, when considered together with all other Shares (if any) otherwise beneficially owned by Parent or any of its wholly owned subsidiaries (including Purchaser), would represent one more than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (Minimum Condition). The Purchaser’s obligation to consummate the Offer is not subject to a condition that any financing be received by Purchaser for the consummation of the transactions contemplated by the Merger Agreement.
Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Merger). Purchaser will effect the Merger after consummation of the Offer pursuant to Section 251(h) of the Delaware General Corporation Law. At the effective time of the Merger (Effective Time), the Shares not purchased pursuant to the Offer (other than Shares held by Parent, Purchaser, any other direct or indirect wholly owned subsidiary of Parent, the Company (or in the Company’s treasury) or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware law) will each be converted into the right to receive an amount in cash equal to the Offer Price (Merger Consideration), without interest and subject to any required withholding of taxes.
The Merger Agreement includes a remedy of specific performance for the Company, Parent and Purchaser. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited superior offer, the Company will be required to pay a termination fee of an amount in cash equal to $10.5 million (Termination Fee). Any such termination of the Merger Agreement by the Company is subject to certain conditions, including the Company’s compliance with certain procedures set forth in the Merger Agreement and a determination by the board of directors of the Company that the failure to take such action would be inconsistent with the board’s fiduciary duties to the Company’s stockholders under applicable law, payment of the Termination Fee by the Company and the execution of a definitive agreement by the Company with such third party.
The Company filed a Schedule 14D-9 (Schedule 14D-9) with the SEC on March 5, 2019, relating to the Merger Agreement.  On March 11, 2019, a complaint captioned Tullman v. Immune Design Corp., et al., Case No. 2:19-cv-00350, was filed in the United States District Court for the Western District of Washington against the Company and each member of the Company’s board of directors. The action was brought by James Tullman, who claims to be a stockholder of the Company, on his own behalf, and seeks certification as a class action on behalf of all of the Company’s stockholders. The complaint alleges, among other things, that the process leading up to the proposed acquisition was inadequate and that this Schedule 14D-9 omits certain material information, which the complaint alleges renders the information disclosed materially misleading. The complaint seeks to enjoin the proposed transaction, or in the event the proposed transaction is consummated, to recover money damages.

IMMUNE DESIGN CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. Selected Quarterly Financial Information (Unaudited)
The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31 2018	June 30 2018	September 30 2018	December 31 2018
	(unaudited)
Total revenues	$503	$755	$462	$476
Net loss	$(13,300)	$(13,808)	$(14,049)	$(13,601)
Basic and diluted net loss per share	$(0.28)	$(0.29)	$(0.29)	$(0.28)

	Quarter Ended
	March 31 2017	June 30 2017	September 30 2017	December 31 2017
	(unaudited)
Total revenues	$5,465	$729	$516	$485
Net loss	$(12,620)	$(13,846)	$(13,416)	$(11,980)
Basic and diluted net loss per share	$(0.50)	$(0.54)	$(0.52)	$(0.29)