Form 10-K/A
period 2018-12-31
IMMUNE DESIGN CORP.
filed 2019-03-28
CIK 1437786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANTORY NOTE

Immune Design Corp., referred to in this report as “Immune Design,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed on March 13, 2019, or the Original Report, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission subsequent to the Original Report.

2

IMMUNE DESIGN CORP.
FORM 10-K/A
For Fiscal Year Ended December 31, 2018

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information About Our Board of Directors
Our Board of Directors, or the Board, currently comprises seven directors and one vacancy. Our amended and restated certificate of incorporation provides for a classified Board consisting of three classes of directors. Class 1 consists of two directors, Class 2 consists of two directors and one vacancy, and Class 3 consists of three directors. Each class serves a staggered three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election.
Set forth below are the names, ages and lengths of service of the members of our Board. There are no family relationships among any of our executive officers or directors.

Directors	Age(1)	Term Expires	Position(s) Held	Director Since
Ed Penhoet, Ph.D.	78	2021	Chairman of the Board	2008
David Baltimore, Ph.D.	81	2021	Director	2008
Franklin Berger	69	2019	Director	2014
Lewis Coleman	77	2019	Director	2015
Susan Kelley, M.D.	64	2020	Director	2016
Carlos Paya, M.D., Ph.D.	60	2020	Director, President and Chief Executive Officer	2011
William Ringo	73	2020	Director	2014
_______________________
(1)    Ages as of March 13, 2019.
The principal occupation, business experience and education of each director are set forth below. Unless otherwise indicated, principal occupations shown for each director have extended for five or more years.
Ed Penhoet, Ph.D. has served as a member of our Board since June 2008 and chairman of the Board since January 2013. Dr. Penhoet is currently an Associate Dean of Biology at the University of California, Berkeley. From June 2000 until December 2016, Dr. Penhoet served as a Director of Alta Partners. He has previously served on the boards of several public and private life sciences companies, including CymaBay Therapeutics, Inc., Scynexis, Inc., aTYR Pharma, Inc., ZymoGenetics, Inc. and Innate Pharma S.A. Dr. Penhoet was a founder of Chiron Corporation, a biotechnology company, where he served as President and Chief Executive Officer from June 1981 to April 1998. Dr. Penhoet recently served as the President of the Gordon and Betty Moore Foundation from June 2004 to January 2008. Dr. Penhoet also served as Dean of the School of Public Health at the University of California, Berkeley from July 1998 to June 2002, where he was earlier a faculty member of the Biochemistry Department. Dr. Penhoet has an A.B in biology from Stanford University and a Ph.D. from the University of Washington. We believe that Dr. Penhoet’s experience in the venture capital industry, serving as a director of other public and private life science companies and founding and serving as President and Chief Executive Officer of a public life science company, gives him the qualifications, skills and financial expertise to serve on our Board.
David Baltimore, Ph.D. has served as a member of our Board since June 2008. Dr. Baltimore is the former president of the California Institute of Technology, where he served from October 1997 to October 2006. Since January 2007, he has served as a Science Partner of the venture capital firm, The Column Group, and from March 1994 to March 2011, he was a director of the Swiss investment company, BB Biotech. Dr. Baltimore served on the board of directors of Amgen Inc. from 1999 to 2018 and presently serves on the board of directors of Regulus Therapeutics Inc., each of which is a public biopharmaceutical company. From February 2007 to February 2009, he served as the president and chair of the American Association of the Advancement of Science and was most recently named Riken Honorary Fellow. In 1975 he was awarded the Nobel Prize in Physiology or Medicine for his research into viral replication that provided the key to understanding the life cycle of retroviruses. He is also a member of numerous scientific advisory boards, including that of Regulus Therapeutics Inc., Amgen Inc., and PACT Pharma. Dr. Baltimore received a B.A. from Swarthmore College and a Ph.D. from The Rockefeller University. We believe that Dr. Baltimore’s experience in the venture capital industry and serving as a director of other public and private life science companies gives him the qualifications, skills and financial expertise to serve on our Board.

Franklin Berger has served as a member of our Board since March 2014. Mr. Berger worked at Sectoral Asset Management as a founder of the small-cap focused NEMO Fund from January 2007 through June 2008. From May 1998 to March 2003, he served at J.P. Morgan Securities, most recently as Managing Director, Equity Research and Senior Biotechnology Analyst. Previously, Mr. Berger served in similar capacities at Salomon Smith Barney and Josephthal & Co. Mr. Berger also serves on the boards of directors of BELLUS Health, Inc., ESSA Pharma, Inc., Five Prime Therapeutics, Inc., Kezar Life Sciences, Inc., Tocagen Inc. and Proteostasis Therapeutics, Inc., each of which is a public biotechnology company. Mr. Berger previously served as a member of the boards of directors of Seattle Genetics, Inc., Aurinia Pharmaceuticals, Inc., Emisphere Technologies, Inc., BioTime, Inc. and VaxGen, Inc., each of which were public biotechnology or biopharmaceutical companies during Mr. Berger’s service as a director. Mr. Berger received a B.A. in International Relations and an M.A. in International Economics both from Johns Hopkins University and an M.B.A. from the Harvard Business School. Mr. Berger’s financial background and experience as an equity analyst in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies is important to our strategic planning and financing activities and give him the qualifications, skills and financial expertise to serve on our Board.
Lewis Coleman has served as a member of our Board since March 2015. Mr. Coleman was President of DreamWorks Animation SKG, Inc. beginning in December 2005 and served as Chief Financial Officer beginning March 2007 until his appointment as Vice Chairman in July 2014. In addition, Mr. Coleman was a member of the board of directors of DreamWorks Animation from October 2004 until December 2005, and again from December 2006 until January 2015. Mr. Coleman served on the board of directors of Northrop Grumman Corporation from 2001 until November 2012 and as lead independent director and non-executive Chairman from January 2010 until July 2011. He was the President of the Gordon and Betty Moore Foundation from its founding in November 2000 to December 2004. Prior to that, Mr. Coleman was employed by Banc of America Securities, formerly known as Montgomery Securities, where he was a Senior Managing Director from 1995 to 1998 and Chairman from 1998 to 2000. Before he joined Montgomery Securities, Mr. Coleman spent ten years at the Bank of America and Bank of America Corporation where he held roles as the Head of Capital Markets, Head of the World Banking Group, and Vice Chairman of the board and Chief Financial Officer. He spent the previous thirteen years at Wells Fargo Bank where his positions included Head of International Banking, Chief Personnel Officer and Chairman of the Credit Policy Committee. He received a B.A. in economics from Stanford University. Mr. Coleman is a fellow of the National Academy of Arts and Sciences and was previously a member of the board of directors of Global Crop Diversity Trust, a UN Chartered Non-Profit organization. He also serves on the board of directors of Rubicon Project, Inc., a public technology company, DCI, LLC, a private fund management company, and Vista Capital Advisors, a private financial technology company. Mr. Coleman’s extensive banking and financial experience and board and executive leadership skills with multiple public and private companies gives him the qualifications, skills and financial expertise to serve on our Board.
Susan Kelley, M.D. has served as a member of our Board since June 2016. Dr. Kelley is currently an independent consultant to the pharmaceutical and biotechnology industries in the field of oncology drug development and also serves on the boards of ArQule, Inc., Daré Biosciences (formerly Cerulean Pharma Inc.) and VBL Therapeutics Ltd, each a public biotechnology company. Previously, she was a director of Alchemia Ltd., a biotechnology company headquartered in Brisbane, Australia. From 2008 to 2011, Dr. Kelley served as the Chief Medical Officer of the Multiple Myeloma Research Consortium and its sister organization, the Multiple Myeloma Research Foundation, where her leadership responsibilities included the strategic design and management of clinical trials conducted by a consortium of leading myeloma clinical research centers in North America. Prior to the Multiple Myeloma Research Foundation, Dr. Kelley worked with Bayer Healthcare Pharmaceuticals and then Bayer-Schering Pharma from 2001 to 2008 as Vice President, Global Clinical Development and Global Therapeutic Area Head-Oncology. She led the Bayer team responsible for the development and worldwide regulatory approval of Nexavar® (sorafenib) in kidney cancer and liver cancer. From 1987 to 2001, she worked with Bristol-Myers Squibb in Oncology and Immunology drug development. Dr. Kelley received an M.D. from Duke University School of Medicine and completed her training in medical oncology at the Dana-Farber Cancer Institute, Harvard Medical School. We believe that Dr. Kelley’s experience in clinical oncology and oncology drug development gives her the qualifications and skills to serve on our Board.
Carlos Paya, M.D., Ph.D. joined Immune Design in May 2011 as our President, Chief Executive Officer and member of our Board. Beginning March 2017, he also serves on the board of Fluidigm Corporation, a public life sciences technology and tools company. Dr. Paya was previously the President of Elan Corporation, a pharmaceutical corporation, which was acquired by Perrigo Company, from November 2008 to April 2011. Before joining Elan Corporation, Dr. Paya was at Eli Lilly & Company, a pharmaceutical corporation, from September 2001 to November 2008, as Vice President, Lilly Research Laboratories. From January 1991 to August 2001, Dr. Paya was Professor of Medicine, Immunology, and Pathology, and Vice Dean of the Clinical Investigation Program at the Mayo Clinic in Rochester, Minnesota. He received his M.D. and Ph.D. degrees from the University of Madrid and underwent postdoctoral training at the Institute Pasteur, Paris, France. We believe that Dr. Paya’s knowledge of our company and experience in the life sciences industry gives him the qualifications and skills to serve on our Board.
William Ringo has served as a member of our Board since February 2014. Mr. Ringo was a senior advisor to Barclays Healthcare Group and a strategic advisor to Sofinnova Ventures, each from June 2010 until December 2015. From April 2008 until his retirement in April 2010, Mr. Ringo was Senior Vice President of Business Development, Strategy and Innovation at Pfizer Inc., a public pharmaceutical company, and was responsible for guiding Pfizer’s overall strategic planning and business development activities. Prior to joining Pfizer, he served as an executive in residence at Warburg Pincus and Sofinnova Ventures. From August 2004 to April 2006, Mr. Ringo was President and Chief Executive Officer of Abgenix, Inc., a public biotechnology company. Mr. Ringo began his career at Eli Lilly & Company in 1973 and during his 28-year tenure he held a number of senior positions, including Product Group President for Oncology and Critical Care, President of Internal Medicine Products, President of the Infectious Diseases Business Unit and Vice President of Sales and Marketing for U.S. Pharmaceuticals. Mr. Ringo also serves on the boards of directors of Five Prime Therapeutics, Inc., Dermira, Inc. and Assembly Biosciences, Inc., each of which is a public biotechnology or biopharmaceutical company. Mr. Ringo previously served on the board of directors of Onyx Pharmaceuticals, Inc., Sangamo BioSciences, Inc., Encysive Pharmaceuticals, Inc., Inspire Pharmaceuticals, Inc. and InterMune, Inc. He also serves on the board of directors of the Indiana University Health Foundation. He received a B.S. in business administration and an M.B.A. from the University of Dayton. We believe that Mr. Ringo’s experience in the venture capital industry, serving as an executive and director of other public and private life science companies, gives him the qualifications, skills and financial expertise to serve on our Board.
Information About Our Executive Officers Who Are Not Directors
The following table sets forth certain information about our executive officers who are not also directors.

Executive Officers	Age(1)	Position Held
Stephen Brady	49	Executive Vice President, Strategy & Finance
Jan ter Meulen, M.D.	56	Chief Scientific Officer
Sergey Yurasov, M.D., Ph.D.	50	Senior Vice President, Clinical Development, and Chief Medical Officer
_______________________
(1)    Ages as of March 13, 2019.
The principal occupation, business experience and education of each executive officer are set forth below.
Stephen Brady has been our Executive Vice President, Strategy & Finance since May 2015, and joined Immune Design in September 2013 as our Chief Business Officer. He previously served as Chief Business Officer for 3-V Biosciences, Inc., a biopharmaceutical company, from February 2011 to August 2013, and as Vice President, Corporate Development, Strategy and Operations, from February 2010 to February 2011. From April 2007 to March 2010, he was at Proteolix, Inc., a biopharmaceutical company, most recently serving as Vice President, Corporate Development. Prior to Proteolix, Inc., Mr. Brady served as Senior Corporate Counsel at Lexicon Pharmaceuticals, Inc. from 2001 to 2007. Mr. Brady was also a Vice President with Lazard Venture Advisors, a division of Lazard Freres & Co. LLC, from 2000 to 2001, and an associate at Morrison & Foerster LLP from 1996 to 2000. Mr. Brady received a B.A. in English from the University of Oregon, a J.D. from the University of the Pacific and an LL.M. from New York University School of Law.
Jan ter Meulen, M.D. joined Immune Design in October 2013 as our Chief Scientific Officer. He previously served as Executive Director of Vaccine Research and Head of Department of Vaccine Basic Research at Merck Research Laboratories, a pharmaceutical company, from April 2008 to September 2013. Prior to Merck, from March 2003 to April 2008, Dr. ter Meulen served as Executive Director Infectious Diseases at Crucell Holland BV and, from September 2006 to April 2008, as Chief Scientific Officer at Etna Biotech S.r.l., a subsidiary of Crucell. Dr. ter Meulen has an M.D. from Albert Ludwigs University Freiburg in Breisgau, a medical doctorate from Julius Maximilians University Wuerzburg, a higher doctorate from Philipps University Marburg, a Diploma in Tropical Medicine and Hygiene from the London School, and is board certified in Clinical Microbiology by the Chambers of Physicians, Hamburg Germany.
Sergey Yurasov, M.D., Ph.D. joined Immune Design in October 2016 as our Senior Vice President, Clinical Development, and Chief Medical Officer. From August 2014 until September 2016, Dr. Yurosov held positions of increasing responsibility at Clovis Oncology, most recently serving as Senior Vice President, Clinical Development, where he was responsible for overseeing all clinical activities for its rociletinib, rucaparib and lucitanib programs, including regulatory submission and launch support for rociletinib and rucaparib. From August 2010 until August 2014, Dr. Yurasov held positions of increasing responsibility at ImClone Systems, a subsidiary of Eli Lilly & Co., most recently serving as Associate Vice-President, Global Medicine Science, where he led the development of ramucirumab culminating in the FDA submission for second line non-small cell lung cancer indication. Prior to ImClone Systems, he served at Hoffman-La Roche as Clinical Director of Oncology, Pharma Research and Early Development. Prior to his industry experience, Dr. Yurasov was Assistant Professor of Clinical Investigation at the Rockefeller University and Clinical Instructor in the Department of Pediatrics at Memorial Sloan-Kettering Cancer Center, where he was an attending physician. Dr. Yurasov received his M.D. from the Russian State Medical University and his Ph.D. in medical sciences from the Research Institute for Pediatric Oncology in Moscow, Russia. He thereafter completed his residency in general pediatrics at Albert Einstein College of Medicine/Jacobi Medical Center and his subspecialty training in pediatric hematology/oncology at Memorial Sloan-Kettering Cancer Center while serving as a research fellow at The Rockefeller University in Dr. M. Nussenzweig’s laboratory.
Audit Committee
The audit committee is responsible for assisting the Board in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee. The audit committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.
Messrs. Berger, Coleman and Ringo served as members of the audit committee in 2018, with Mr. Berger serving as the chairman. In addition, the Board has determined that each member of the audit committee is financially literate and that Mr. Berger and Mr. Coleman each qualify as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the Nasdaq Listing Rules, which is available on our website at www.immunedesign.com. The inclusion of our website address here and elsewhere in this proxy statement does not include or incorporate by reference the information on our website into this proxy statement.
Code of Business Conduct and Ethics
We adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.immunedesign.com.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at the Internet address set forth above. We did not amend or grant any waivers of a provision of our code of business conduct and ethics during 2018. Our code of business conduct and ethics is posted on our website at the Internet address set forth above
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to report to the SEC their initial ownership of our common stock and any subsequent changes in that ownership. The SEC has established specific due dates for these reports and we are required to disclose in this proxy statement any late filings or failures to file.
Based solely on our review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2018, we believe that, during the 2018 fiscal year, all of our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation.
Summary Compensation Table
The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by our President and Chief Executive Officer and the two other most highly compensated executive officers, or collectively, the named executive officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Bonus ($)	Option Awards ($)(2)	Stock Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Carlos Paya, M.D., Ph.D. President and Chief Executive Officer	2018	602,550	256,083	—	596,685	1,115,573	10,600	2,581,491
	2017	584,850	307,125	—	682,822	425,600	10,600	2,010,997
Stephen Brady Executive Vice President, Strategy & Finance	2018	412,000	141,316	200,000	275,727	318,904	10,600	1,358,547
	2017	400,000	170,000	—	331,657	196,000	10,600	1,108,257
Sergey Yurasov, M.D., Ph.D. Senior Vice President, Clinical Development, and Chief Medical Officer	2018	412,000	137,196	200,000	301,537	327,004	10,600	1,388,337

_______________________

(1)
The amounts shown for non-equity incentive plan compensation represent amounts earned for the fiscal years presented, whether or not actually paid during such year. This column reflects amounts earned based on the achievement of company and individual performance goals and other factors deemed relevant by the Board and compensation committee. For 2018, the compensation committee determined that Dr. Paya was entitled to 85% of his target bonus, Mr. Brady was entitled to approximately 85.75% of his target bonus and Dr. Yurasov was entitled to approximately 83.25% of his target bonus.

(2)
Amounts listed in this column represent the aggregate fair value of the awards computed as of the grant date of each award in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation-Stock Compensation, or FASB ASC Topic 718, rather than amounts paid to or realized by the named individual. See Note 11 to our consolidated financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation,” included in our Annual Report on Form 10-K, for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options. These amounts do not necessarily correspond to the actual value that the named executive officers may realize upon exercise.

(3)
The amounts listed in this column reflect both time-based restricted stock units and performance-based restricted stock units awarded to each of the named executive officers. In 2018, the amounts associated with the performance-based restricted stock unit awards were $927,248 for Dr. Paya, $192,375 for Mr. Brady and $192,375 for Dr. Yurasov. The Board determined that the applicable performance criteria were not met by the corresponding vesting date, and accordingly, all such performance-based restricted stock units were cancelled unvested as of December 31, 2018.

(4)	Amounts represent contributions by us to the named executive officer’s 401(k) plan account.
Employment Agreements and Severance Obligations
We have entered into employment agreements with each of our named executive officers. We designed these agreements to be part of a competitive compensation package and to keep our executive officers focused on our business goals and objectives. These agreements provide for base salaries and incentive compensation benefits, and each component reflects the scope of each named executive officer’s anticipated responsibilities and the individual experience they bring to the company.
Carlos Paya, M.D., Ph.D. We entered into an employment agreement with Dr. Paya in June 2014 for the position of President and Chief Executive Officer. Pursuant to his employment agreement, we agreed to an initial annual base salary, which could be increased (or decreased) from time to time based on the review of our Compensation Committee. Dr. Paya’s annual base salary was $602,550 in 2018 and is $620,627 in 2019. Dr. Paya is eligible for an annual performance bonus based upon criteria established by our board. Dr. Paya’s annual target bonus is 50% of his annual base salary. Dr. Paya is eligible to participate in our employee benefit plans on the same terms as other regular, full-time employees.
Dr. Paya’s employment agreement further provides that in the event his employment is terminated without “cause,” as defined in his employment agreement, or he terminates his employment for “good reason,” as defined in his employment agreement, he is entitled to (i) a lump sum severance payment equal to 12 months base salary, as in effect on the date of his termination, less applicable withholdings, subject to his general release of claims; (ii) 12 months accelerated vesting of outstanding and unvested equity awards issued to Dr. Paya pursuant to an equity incentive plan; (iii) with respect to equity awards granted to Dr. Paya prior to the date of his termination, the lapse of any reacquisition or repurchase rights we hold with respect to such equity awards for the portion of such equity awards as to which such reacquisition or repurchase rights would otherwise have lapsed during the 12 month period following the date of Dr. Paya’s termination; and (iv) if elected by Dr. Paya, payment or reimbursement of COBRA premiums through the earlier of 12 months from his termination date or the date he and his covered dependents, if any, become eligible for group health insurance through another employer.
If Dr. Paya’s employment is terminated without cause or he terminates his employment for good reason within three months prior to or 12 months after a “change in control” of us, as defined in his employment agreement, he is instead entitled to (i) a lump sum severance payment equal to 18 months of his base salary and pro-rata annual bonus, as in effect on the date of his termination, less applicable withholdings, subject to his general release of claims; (ii) accelerated vesting of all outstanding and unvested equity awards issued to Dr. Paya pursuant to an equity incentive plan; (iii) with respect to equity awards granted to Dr. Paya prior to the date of his termination, the lapse of all reacquisition or repurchase rights we hold with respect to such equity awards; and (iv) if elected by Dr. Paya, payment or reimbursement of COBRA premiums through the earlier of 18 months from his termination date or the date he and his covered dependents, if any, become eligible for group health insurance through another employer.
The agreement also provides that if any of the payments Dr. Paya would receive in connection with a “change of control” constitute “parachute payments” within the meaning of Section 280G of the Code, then such payments will be either (i) reduced or (ii) paid in full to Dr. Paya, whichever results in Dr. Paya receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code.
Stephen Brady. We entered into an employment agreement with Mr. Brady in June 2014 for the position of Chief Business Officer, and in May 2015, Mr. Brady was promoted to Executive Vice President, Strategy & Finance. Pursuant to his employment agreement, we agreed to an initial annual base salary which could be increased (or decreased) from time to time based on the review of our Compensation Committee. Mr. Brady’s annual base salary was $412,000 in 2018 and is $424,360 in 2019. Mr. Brady is eligible for an annual performance bonus based upon criteria established by our board and chief executive officer. Mr. Brady’s annual target bonus is 40% of his annual base salary. Mr. Brady is eligible to participate in our employee benefit plans on the same terms as other regular, full-time employees.
Mr. Brady’s employment agreement further provides that in the event his employment is terminated without “cause,” as defined in his employment agreement, or he terminates his employment for “good reason,” as defined in his employment agreement, he is entitled to (i) a lump sum severance payment equal to nine months base salary, as in effect on the date of his termination, less applicable withholdings, subject to his general release of claims; (ii) nine months accelerated vesting of outstanding and unvested equity awards issued to Mr. Brady pursuant to an equity incentive plan; (iii) with respect to equity awards granted to Mr. Brady prior to the date of his termination, the lapse of any reacquisition or repurchase rights we hold with respect to such equity awards for the portion of such equity awards as to which such reacquisition or repurchase rights would otherwise have lapsed during the nine month period following the date of Mr. Brady’s termination; and (iv) if elected by Mr. Brady, payment or reimbursement of COBRA premiums through the earlier of nine months from his termination date or the date he and his covered dependents, if any, become eligible for group health insurance through another employer.
If Mr. Brady’s employment is terminated without cause or he terminates his employment for good reason within three months prior to or 12 months after a “change in control” of us, as defined in his employment agreement, he is instead entitled to (i) a lump sum severance payment equal to 12 months of his base salary and pro-rata annual bonus, as in effect on the date of his termination, subject to his general release of claims; (ii) accelerated vesting of all outstanding and unvested equity awards issued to Mr. Brady pursuant to an equity incentive plan; (iii) with respect to equity awards granted to Mr. Brady prior to the date of his termination, the lapse of all reacquisition or repurchase rights we hold with respect to such equity awards; and (iv) if elected by Mr. Brady, payment or reimbursement of COBRA premiums through the earlier of 12 months from his termination date or the date he and his covered dependents, if any, become eligible for group health insurance through another employer.
The agreement also provides that if any of the payments Mr. Brady would receive in connection with a “change of control” constitute “parachute payments” within the meaning of Section 280G of the Code, then such payments will be either (i) reduced or (ii) paid in full to Mr. Brady, whichever results in Mr. Brady receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code.
Sergey Yurasov, M.D., Ph.D. We entered into an employment agreement with Dr. Yurasov in October 2016 for the position of Senior Vice President, Clinical Development, and Chief Medical Officer. Pursuant to his employment agreement, we agreed to an initial annual base salary which could be increased (or decreased) from time to time based on the review of our Compensation Committee. Dr. Yurasov’s annual base salary was $412,000 in 2018 and is $424,360 in 2019. Dr. Yurasov is eligible for annual performance bonuses based upon criteria established by our board and chief executive officer. Dr. Yurasov’s annual target bonus is 40% of his annual base salary. Dr. Yurasov is eligible to participate in our employee benefit plans on the same terms as other regular, full-time employees.

Dr. Yurasov’s employment agreement further provides that in the event his employment is terminated without “cause,” as defined in his employment agreement, or he terminates his employment for “good reason,” as defined in his employment agreement, he is entitled to (i) a lump sum severance payment equal to nine months base salary, as in effect on the date of his termination, less applicable withholdings, subject to his general release of claims; (ii) nine months accelerated vesting of outstanding and unvested equity awards issued to Dr. Yurasov pursuant to an equity incentive plan; (iii) with respect to equity awards granted to Dr. Yurasov prior to the date of his termination, the lapse of any reacquisition or repurchase rights we hold with respect to such equity awards for the portion of such equity awards as to which such reacquisition or repurchase rights would otherwise have lapsed during the nine month period following the date of Dr. Yurasov’s termination; and (iv) if elected by Dr. Yurasov, payment or reimbursement of COBRA premiums through the earlier of nine months from his termination date or the date he and his covered dependents, if any, become eligible for group health insurance through another employer.
If Dr. Yurasov’s employment is terminated without cause or he terminates his employment for good reason within three months prior to or 12 months after a “change in control” of us, as defined in his employment agreement, he is instead entitled to (i) a lump sum severance payment equal to 12 months of his base salary and pro-rata annual bonus, as in effect on the date of his termination, subject to his general release of claims; (ii) accelerated vesting of all outstanding and unvested equity awards issued to Dr. Yurasov pursuant to an equity incentive plan; (iii) with respect to equity awards granted to Dr. Yurasov prior to the date of his termination, the lapse of all reacquisition or repurchase rights we hold with respect to such equity awards; and (iv) if elected by Dr. Yurasov, payment or reimbursement of COBRA premiums through the earlier of 12 months from his termination date or the date he and his covered dependents, if any, become eligible for group health insurance through another employer.
The agreement also provides that if any of the payments Dr. Yurasov would receive in connection with a “change of control” constitute “parachute payments” within the meaning of Section 280G of the Code, then such payments will be either (i) reduced or (ii) paid in full to Dr. Yurasov, whichever results in Dr. Yurasov receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code.
Retention Arrangements
In August 2018, we entered into a letter agreement with Dr. Yurasov, pursuant to which Dr. Yurasov received a retention bonus of $200,000. As a condition to receiving the bonus, Dr. Yurasov signed a letter agreement, pursuant to which he must repay the retention bonus in full if his employment is terminated for any reason or he resigns before August 31, 2019, or he must repay 25% of the retention bonus if his employment is terminated for any reason or he resigns between August 31, 2019 and February 28, 2020.
In November 2018, the Compensation Committee of our board of directors approved a retention program consisting of restricted stock unit awards, or RSU Awards, and cash compensation for our executive officers, other than the Chief Executive Officer. Mr. Brady and Dr. Yurasov each received 29,953 RSU Awards, and Mr. Brady received a one-time cash award of $200,000. Each RSU Award was granted pursuant to our 2014 Omnibus Incentive Plan and represents the right to receive one share of common stock. One-hundred percent (100%) of the RSU Awards granted to Mr. Brady and Dr. Yurasov will vest on the one-year anniversary of the grant date, subject to each of their continued service with us. As a condition to receiving the cash retention award, Mr. Brady signed a letter agreement, pursuant to which he must repay the cash award if he resigns his employment or is terminated for cause before May 1, 2020, except that his repayment obligations will lapse upon a change in control.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2018.

	Option Awards					Stock Awards(5)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(6)
Carlos Paya, M.D., Ph.D.	195,289	0	(1)	1.31	6/16/2021
	67,277	0	(1)	1.31	12/8/2021
	61,161	0	(1)	1.48	2/7/2023
	244,648	0	(1)	1.23	12/19/2023
	255	970	(2)	4.40	7/17/2025
	10,161	38,614	(2)	4.40	7/17/2025
	12,500	47,500	(2)	4.40	7/17/2025
	651	2,476	(2)	4.40	7/17/2025
	20,182	76,692	(2)	4.40	7/17/2025
	1,770	6,726	(2)	4.40	7/17/2025
	9,273	35,239	(2)	4.40	7/17/2025
	83,854	91,146	(1)	5.60	1/4/2027
	—	216,500	(4)	4.05	1/4/2028
	—	—		—	—	18,000	(7)	23,400
	—	—		—	—	27,000	(7)	35,100
						46,500	(8)	60,450
Stephen Brady	116,819	0	(1)	1.23	12/19/2023
	295	1,124	(2)	4.40	7/17/2025
	4,912	18,669	(2)	4.40	7/17/2025
	6,944	26,390	(2)	4.40	7/17/2025
	601	2,287	(2)	4.40	7/17/2025
	8,327	31,643	(2)	4.40	7/17/2025
	3,822	14,528	(2)	4.40	7/17/2025
	1,698	6,456	(2)	4.40	7/17/2025
	1,316	8,162	(3)	4.40	7/17/2025
	6,554	40,636	(3)	4.40	7/17/2025
	—	100,000	(4)	4.05	1/4/2028
	—	—		—	—	7,500	(7)	9,750
	—	—		—	—	11,250	(7)	14,625
	—	—		—	—	20,000	(8)	26,000
						29,953	(9)	38,939
Sergey Yurasov, M.D., Ph.D.	7,328	27,851	(2)	4.40	7/17/2025
	12,115	46,040	(2)	4.40	7/17/2025
	57	360	(3)	4.40	7/17/2025
	2,720	16,864	(3)	4.40	7/17/2025
	—	110,000	(4)	4.05	1/4/2028
	—	—		—	—	4,500	(7)	5,850
	—	—		—	—	22,000	(8)	28,600
	—	—		—	—	29,953	(9)	38,939
_______________________

(1)
This option vests with respect to 25% of the shares subject to the option on the one-year anniversary of the vesting commencement date, and the remainder vests over three years in equal monthly installments.

(2)	This option vests over two years in equal monthly installments.

(3)	This option vests over three years in equal monthly installments.

(4)
This option vests with respect to 25% of the shares subject to the option on the one-year anniversary of the vesting commencement date, and the remainder vests over two years in equal monthly installments.

(5)	Amounts in this column exclude performance-based restricted stock units which were cancelled as of December 31, 2017.

(6)	The market value of stock awards is based on the closing market price of our common stock of $1.30 per share on December 31, 2018.

(7)	This restricted stock unit (RSU) award vests annually with respect to 25% of the shares subject to the RSU on each anniversary of the vesting commencement date.

(8)	This restricted stock unit (RSU) award vests annually with respect to 33% of the shares subject to the RSU on each anniversary of the vesting commencement date.

(9)	This restricted stock unit (RSU) award vests with respect to 100% of the shares subject to the RSU on the one-year anniversary of the vesting commencement date.
Other Benefits
Our named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, short and long-term disability, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable laws. We also provide vacation and other paid holidays to all employees, including our named executive officers. We believe these benefits are important to attracting and retaining experienced executives. We do not currently provide perquisites to our executive officers.
Equity Benefit Plans
2014 Omnibus Incentive Plan
General. In April 2014, our Board adopted, and in July 2014, our stockholders approved, our 2014 Omnibus Incentive Plan, or the 2014 Plan, for the purpose of attracting and retaining non-employee directors, executive officers and other employees and service providers. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. Any shares of common stock related to awards outstanding under our 2008 Equity Incentive Plan, or the 2008 Plan, which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, or are settled in cash, will be added to, and included in, the 2014 Plan reserve amount.
Shares Authorized and Outstanding. As of December 31, 2018, we had 2,761,914 shares of common stock authorized and reserved for issuance and 3,221,185 shares of common stock subject to outstanding awards under the 2014 Plan. Continuing until the expiration of the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan will automatically increase annually on January 1 of each year, in an amount equal to 4% of the total number of issued and outstanding shares of our common stock as of December 31 of the immediately preceding year or a lesser amount as determined by our Board. On January 1, 2019, the shares available for issuance under the 2014 plan increased by 1,928,421 shares pursuant to this provision. With respect to stock appreciation rights, the number of shares of common stock subject to each award will be counted against the aggregate number of shares of common stock available for issuance under the 2014 Plan regardless of the number of shares of common stock actually issued to settle the stock appreciation right upon exercise. If any shares of stock covered by an award granted under the 2014 Plan or the 2008 Plan are not purchased or are forfeited or expire, or if an award otherwise terminates without delivery of any shares of stock subject thereto, or is settled in cash in lieu of shares of stock, then the number of shares of stock counted against the aggregate number of shares of stock available under the 2014 Plan with respect to such award shall again be available for making awards under the 2014 Plan.
Change in Control. If we experience a change in control in which equity-based awards that are not exercised prior to the change in control will not be assumed or continued by the surviving entity, unless otherwise provided in an award agreement: (1) with the exception of any performance award, all restricted shares will vest, and all stock units and dividend equivalents will vest and the underlying shares will be delivered immediately before the change in control, and (2) at the Board’s discretion either all options and stock appreciation rights will become exercisable 15 days before the change in control for a period of 15 days, or all options, stock appreciation rights, restricted shares and stock units may be cancelled before the change in control in exchange for payment of any amount in cash or securities having a value (as determined by our board), in the case of restricted shares or stock units equal to the formula or fixed price per share paid to our stockholders and, in the case of options and stock appreciation rights equal to the product of the number of shares subject to the option or stock appreciation right multiplied by the amount by which the formula or fixed price paid to our stockholders exceeds the exercise price of the option or the stock appreciation right. In the case of performance awards denominated in common stock and stock units, if more than half of the performance period has lapsed, we will convert the awards into restricted stock or stock units based on actual performance to date. If less than half of the performance period has lapsed, or if we cannot determine actual performance, we will convert the awards into restricted stock or stock units assuming target performance has been achieved. In the event that equity-based awards are assumed or continued by the surviving entity or substituted by the surviving entity for similar awards, such awards will continue under their terms with appropriate adjustments as to the number of shares subject to such awards and if applicable, the exercise prices of such awards.

2008 Equity Incentive Plan
General. In June 2008, our Board and our stockholders adopted our 2008 Plan, which was subsequently amended in July 2010 and October 2013. The 2008 Plan was terminated upon the completion of our initial public offering in July 2014, and we will not grant any additional awards under the 2008 Plan. However, the 2008 Plan will continue to govern the terms and conditions of the outstanding awards granted under the 2008 Plan which, as of December 31, 2018, constitute stock options to purchase 1,116,484 shares of our common stock.
Corporate Transaction. Our 2008 Plan provides that except as otherwise stated in a stock award agreement, in the event of a sale or disposition of all or substantially all of our consolidated assets, a sale or disposition of at least 90% of our outstanding securities, a merger, consolidation or similar transaction following which we are not the surviving corporation, or a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction (a corporate transaction), outstanding stock awards granted under the 2008 Plan may be assumed, continued or substituted for similar stock awards by the surviving or acquiring corporation. If the surviving or acquiring corporation does not assume, continue or substitute such stock awards, the vesting of stock awards held by participants whose continuous service has not terminated will accelerate in full to a date prior to the corporate transaction as determined by our Board. All stock awards not assumed, continued or substituted for similar stock awards by the surviving or acquiring corporation will terminate upon the corporate transaction. In addition, our Board may also provide, in its sole discretion, that the holder of a stock award that will terminate upon the occurrence of a corporate transaction will receive a payment, if any, equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price otherwise payable in connection with the stock award.
2014 Employee Stock Purchase Plan
General. In July 2014, our Board adopted and our stockholders approved our 2014 Employee Stock Purchase Plan, or ESPP. The purpose of the ESPP is to enable our eligible employees, through payroll deductions or cash contributions, to purchase shares of our common stock, to increase our employees’ interest in our growth and success and encourage employees to remain in our employment. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code.
Shares Authorized. As of December 31, 2018, we had reserved 393,206 shares of common stock for purchase by our eligible employees. In addition, continuing until the expiration of the ESPP, the number of shares of common stock available for purchase by our eligible employees under the ESPP will automatically increase annually on January 1 of each year, in an amount equal to the lesser of (i) 1% of the total number of issued and outstanding shares of our common stock as of December 31 of the immediately preceding year, or (ii) 200,000 shares of our common stock, except that our Board may act prior to January 1 of any calendar year to provide for an increase of a lesser number of shares (which may be zero). In December 2018, the Board acted such that there was no increase of the number of shares of our common stock available for issuance under the ESPP as of January 1, 2019.
Reorganizations. Upon our dissolution or liquidation, or upon a merger, consolidation or reorganization of the company with one or more other corporations in which we are not the surviving entity, or upon a sale of all or substantially all of our assets or any other transaction approved by our Board resulting in any person or entity owning more than 50% of the combined voting power of all classes of our capital stock, the ESPP and all rights outstanding thereunder will terminate, except to the extent provision is made in writing in connection with such transaction for the continuation or assumption of the ESPP, or for the substitution of the rights under the ESPP with new rights covering the stock of the successor entity with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the ESPP and such rights will continue in the manner and under the terms so provided. Upon termination of the ESPP in this circumstance, the offering period and the purchase period will end on the last trading day prior to such termination, and the rights of each participating employee shall be automatically exercised on such last trading day. Our Board will send written notice of an event that will result in such a termination to all participating employees at least ten (10) days prior to the date upon which the ESPP will be terminated.
If we are the surviving corporation in any reorganization, merger or consolidation of the company with one or more other corporations, all outstanding rights under the ESPP will pertain to and apply to the securities to which a holder of the number of shares of our common stock subject to such rights would have been entitled immediately following such reorganization, merger or consolidation, with a corresponding proportionate adjustment of the purchase price per share so that the aggregate purchase price thereafter will be the same as the aggregate purchase price of the shares subject to such rights immediately prior to such reorganization, merger or consolidation.
401(k) Retirement Plan
We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) plan and income earned on such contributions are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit of $18,000 for 2017 and $18,500 for 2018. Participants who are at least 50 years old can also make “catch-up” contributions, which in each of 2017 and 2018 may be up to an additional $6,000 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary and matching contributions, subject to established limits and a vesting schedule. We have made matching contributions to the plan on behalf of participating employees.
Director Compensation
We maintain a non-employee director compensation policy, which is reviewed and approved each year by the Board. Pursuant to the policy, each non-employee director will receive an annual base retainer of $40,000. In addition, our non-employee directors will receive the following cash compensation for board services, as applicable:

•	the chairman of the Board will receive an additional annual retainer of $30,000;

•
each member of our audit, compensation and nominating and corporate governance committees, other than the chairperson, will receive an additional annual retainer of $8,000, $6,000 and $4,000, respectively; and

•	each chairperson of our audit, compensation and nominating and corporate governance committees will receive an additional annual retainer of $20,000, $15,000 and $9,000, respectively.
During the year ended December 31, 2018, each non-employee director received the applicable retainers described above. We pay all amounts in quarterly installments. We also reimburse each of our directors for their travel expenses incurred in connection with their attendance at Board and committee meetings.
In addition, newly appointed non-employee directors will receive a one-time initial option award to purchase 42,500 shares of our common stock, which will vest over three years with one-third of the shares vesting on the first anniversary of the grant date and the remaining shares vesting in equal monthly installments over the following two years, subject to the director’s continued service on the Board through each vesting date. Thereafter, each non-employee director receives an annual option award to purchase 12,500 shares of common stock, which will vest in its entirety on the one-year anniversary of the grant date, subject to the director’s continued service on the Board.
The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2018 for their service on our Board. Directors who are also our employees receive no additional compensation for their service as directors and are not set forth in the table below.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Ed Penhoet, Ph.D.	74,000	33,450	107,450
David Baltimore, Ph.D.	49,000	33,450	82,450
Franklin Berger	66,000	33,450	99,450
Lewis Coleman	48,000	33,450	81,450
Susan Kelley, M.D.	44,000	33,450	77,450
William Ringo	63,000	33,450	96,450
Peter Svennilson(2)	30,750	33,450	64,200
_______________________

(1)
Amounts reflect the grant date fair value of option awards granted in 2018 in accordance with ASC 718. For information regarding assumptions underlying the value of equity awards, see Note 2 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation,” included in our Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value that the named directors may recognize.

(2)	Peter Svennilson resigned from the Board as of August 31, 2018.

The following table provides information regarding equity awards held by each non-employee director as of December 31, 2018:

Name	Options Outstanding (Shares)
Ed Penhoet, Ph.D.	55,778
David Baltimore, Ph.D.	55,778
Franklin Berger	58,837
Lewis Coleman	55,100
Susan Kelley, M.D.	45,800
William Ringo	58,837
Indemnification
We have entered into separate indemnification agreements with our directors and executive officers in addition to the indemnification provided for in our amended and restated bylaws. These indemnification agreements provide, among other things, that we will indemnify our directors and executive officers for certain expenses, including damages, judgments, fines, penalties, settlements and costs and attorneys’ fees and disbursements, incurred by a director or executive officer in any claim, action or proceeding arising in his or her capacity as a director or executive officer of our company or in connection with service at our request for another corporation or entity. The indemnification agreements also provide for procedures that will apply in the event that a director or executive officer makes a claim for indemnification.
These indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws provide for indemnification of each of our directors and executive officers to the fullest extent permitted by Delaware law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 13, 2019, by (i) each named executive officer, (ii) each director, (iii) all directors and executive officers as a group and (iv) each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our outstanding common stock. Other than as set forth in this table, we are not aware of any person or group that holds in excess of 5% of our outstanding common stock.
Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days of March 13, 2019. Options to purchase shares of our common stock that are exercisable within 60 days of March 13, 2019 are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Except as indicated in the footnotes below, each of the beneficial owners named in the table below has, to our knowledge, sole voting and investment power with respect to all shares of common stock listed as beneficially owned by him or her, except for shares owned jointly with that person’s spouse.
We have based our calculation of beneficial ownership on 48,365,248 shares of our common stock outstanding as of March 13, 2019. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Immune Design Corp., 1616 Eastlake Ave. E., Suite 310, Seattle, Washington 98102.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (Common Stock)
Named Executive Officers and Directors:
Carlos Paya, M.D., Ph.D.(1)	885,847	1.8%
Stephen Brady(2)	233,431	*
Sergey Yurasov, M.D., Ph.D.(3)	87,386	*
Ed Penhoet, Ph.D.(4)	55,778	*
David Baltimore, Ph.D.(5)	134,065	*
Franklin Berger(6)	133,837	*
Lewis Coleman(7)	233,100	*
Susan Kelley, M.D.(8)	44,505	*
William Ringo(9)	58,837	*
All executive officers and directors as a group (10 persons)	2,147,230	4.3%
5% Stockholders:
Alta Partners VIII, L.P.(10)	2,482,775	5.1%
Biotechnology Value Fund, L.P. and its affiliated entities(11)	5,185,383	10.7%
The Column Group and its affiliated entities(12)	6,642,942	13.7%
Topspin Fund L.P.(13)	5,664,739	11.7%
______________________

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Consists of (a) 35,576 shares of common stock and (b) 850,271 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(2)	Consists of (a) 17,063 shares of common stock and (b) 216,368 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(3)	Consists of (a) 6,136 shares of common stock and (b) 81,250 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(4)	Consists of 55,778 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(5)	Consists of (a) 78,287 shares of common stock and (b) 55,778 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(6)	Consists of (a) 75,000 shares of common stock and (b) 58,837 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(7)
Consists of (a) 175,000 shares of common stock held in trust by Lewis Coleman, (b) 3,000 shares of common stock beneficially held by Mr. Coleman’s spouse, and (c) 55,100 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(8)	Consists solely of 44,505 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(9)	Consists solely of 58,837 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 13, 2019.

(10)
Consists of 2,482,775 shares of common stock held by Alta Partners VIII, L.P. Alta Partners Management VIII, LLC is the general partner of Alta Partners VIII, L.P. and shares voting and dispositive power over the shares of our common stock held by Alta Partners VIII, L.P. Farah Champsi, Daniel Janney, and Guy Nohra are the managing directors of Alta Partners VIII, L.P. and Alta Partners Management VIII, LLC and may be deemed to share dispositive and voting control with respect to the shares held by Alta Partners. The principal address of Alta Partners is One Embarcadero Center, 37th Floor, San Francisco, California 94111.

(11)
Consists of (a) 2,502,758 shares of common stock beneficially owned by Biotechnology Value Fund, L.P. (BVF), (b) 1,942,764 shares of common stock beneficially owned by Biotechnology Value Fund II, L.P. (BVF2), (c) 370,391 shares of common stock beneficially owned by Biotechnology Value Trading Fund OS LP (Trading Fund OS) and (d) 369,470 shares of common stock held in certain Managed Accounts (Partners Managed Accounts) of BVF Partners L.P. (Partners), the general partner of BVF and BVF2, the investment manager of Trading Fund OS and the sole member of BVF Partners OS Ltd. (Partners OS), each as of the close of business on December 31, 2016. BVF Inc., the general partner of Partners, may be deemed to beneficially own the 5,185,383 shares of common stock beneficially owned by Partners. Mark N. Lampert, as director and officer of BVF Inc., may be deemed to beneficially own the 5,185,383 shares of common stock beneficially owned by BVF Inc. Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the 370,391 shares of common stock beneficially owned by Trading Fund OS. Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares of common stock beneficially owned by BVF, BVF2, Trading Fund OS and Partners Managed Accounts. Partners OS disclaims beneficial ownership of the shares of common stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of common stock beneficially owned by BVF, BVF2, Trading Fund OS and Partners Managed Accounts. The principal address of the Biotechnology Value Fund is 1 Sansome Street, 30th Floor, San Francisco, California 94104.

(12)
Consists of (a) 3,161,942 shares of common stock held by The Column Group, LP, (b) 800,000 shares of common stock held by The Column Group II, LP and (c) 2,681,000 shares of common stock beneficially held by Ponoi Capital, LP. Peter Svennilson and David Goeddel are the managing partners of The Column Group GP, LP, The Column Group II GP, LP and Ponoi LLC, which are the general partners of The Column Group, LP, The Column Group II, LP and Ponoi, LP, respectively, and may be deemed to have shared voting and dispositive power with respect to these shares. Tim Kutzkey is a managing partner of Ponoi LLC and may be deemed to have shared voting and dispositive power with respect to the shares held by Ponoi Capital, LP. The principal address of The Column Group is 1700 Owens Street, Suite 500, San Francisco, California 94158.

(13)
Consists of (a) 5,526,514 shares of common stock held by Topspin Fund L.P. and (b) 138,225 shares of common stock held in individual retirement accounts in the name of Leo A. Guthart. LG Management, LLC, the general partner of Topspin Fund L.P., may be deemed to have shared voting control and investment discretion over the shares of common stock held by Topspin Fund L.P. Mr. Guthart is the managing member of LG Management, LLC and may be deemed to have shared voting control and investment discretion over the shares of common stock held by Topspin Fund L.P. Mr. Guthart may also be deemed to be a beneficial owner of the shares in the individual retirement accounts in his name. Each of LG Management, LLC and Mr. Guthart disclaims beneficial ownership of these shares, except to the extent of their respective indirect pecuniary interests in such shares. The principal address of Topspin Fund L.P. is Three Expressway Plaza, Suite 100, Roslyn Heights, New York 11577.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2008 Equity Incentive Plan(1)	1,116,484	2.05	—
2014 Omnibus Incentive Plan(2)	3,221,185	6.01	2,761,914
2014 Employee Stock Purchase Plan	—	—	393,206
Equity compensation plans not approved by stockholders	—	—	—
Total	4,337,669		3,155,120
_______________________

(1)	The 2008 Plan terminated in 2014, and any shares becoming available under the 2008 Plan by expiration, forfeiture, cancellation or otherwise have been and will be allocated to the 2014 Plan.

(2)
Under the 2014 Plan, column (a) includes 465,396 shares of common stock subject to outstanding restricted stock units, which are not included in determining the weighted-average exercise price under column (b), because no cash consideration is required to receive these shares upon vesting.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures Regarding Transactions with Related Persons
We have adopted a policy in which either (i) our audit committee (or any other committee of the Board consisting of independent directors), or (ii) the full Board reviews and approves all proposed related-person transactions. This review covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets for the last two completed fiscal years, and (2) a related person had or will have a direct or indirect material interest, including purchases of goods or services by or from a related person or entities in which the related person has a material interest, and indebtedness, guarantees of indebtedness and employment by us of a related person. A “related person” is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons.
Certain Related-Person Transactions
Other than listed below, there were no related party transactions since January 1, 2017 with our executive officers, directors and beneficial owners of five percent or more of our securities.
Other Transactions
We entered into various employment-related agreements and compensatory arrangements with our executive officers and directors that, among other things, provide for compensatory and certain severance and change of control benefits. For a description of these agreements and arrangements, see the sections above in Item 11 — Executive Compensation titled “Employment Agreements and Severance Obligations,” “Retention Arrangements” and “Director Compensation.”
We entered into indemnification agreements with each of our current directors and executive officers. See the section above in Item 11 — Executive Compensation titled “Indemnification.”

Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm Fees and Services
During the fiscal years ended December 31, 2018 and December 31, 2017, we retained Ernst & Young LLP to provide audit and other services. The following table represents aggregate fees billed or to be billed to us by Ernst & Young LLP for services performed for the fiscal years ended December 31, 2018 and December 31, 2017:

Fees	2018	2017
Audit Fees(1)	$684,995	$662,709
Audit-Related Fees	—	—
Tax Fees(2)	15,296	32,360
All Other Fees	—	—
Total	$700,291	$695,069
_______________________

(1)
This category consisted of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Related to the year ended December 31, 2018, fees of $170,000 were billed in connection with consultations on stock option modifications, restructuring, lease accounting, strategic transactions and preparations for compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002. Related to the year ended December 31, 2017, fees of $184,000 were billed in connection with our follow-on public offering in October 2017, certain SEC filings we made in connection with our ATM filing in July 2017 and the filing of our Registration Statement on Form S-8.

(2)	This category consisted of fees for professional services rendered for tax compliance and tax advice.
Pre-Approval Policies and Procedures
Our audit committee approves the fees and other compensation we pay to Ernst & Young LLP for audit services and pre-approves non-audit services provided by Ernst & Young LLP before it is engaged by us to render non-audit services. These services may include audit-related services, tax services and other services.
The pre-approval requirement set forth above does not apply with respect to non-audit services if:

•	the aggregate amount of all such services provided constitutes no more than 5% of the total amount of revenues paid by us to our auditor during the fiscal year in which the services are provided;

•	such services were not recognized by us at the time of the engagement to be non-audit services; and

•
such services are promptly brought to the attention of the audit committee and approved prior to the completion of the audit by the audit committee or by one or more members of the audit committee who are members of the Board to whom the audit committee has delegated authority to grant such approvals.

The audit committee may delegate to one or more designated members of the audit committee the authority to grant required pre-approvals. The decisions of any member to whom authority is delegated to pre-approve non-audit services shall be presented to the full audit committee at its next scheduled meeting. The audit committee pre-approved all of the fees described above pursuant to these policies.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements.

Reference is made to the financial statements included in Item 8 of Part II in the Original Report.

(2) Financial Statements.

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes in the Original Report.

(3) Exhibits.

The exhibits listed below are filed as part of this Form 10-K/A other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

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

10.17†
Second Amended and Restated License Agreement, dated December 23, 2015, by and between Immune Design Corp. and the Infectious Disease Research Institute (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-36561), as filed with the SEC on February 16, 2016).

10.18†
License Agreement, dated January 1, 2009, by and between Immune Design Corp. and the California Institute of Technology (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-196979), as filed with the SEC on June 23, 2014).

10.19†
Confidential Settlement Agreement, dated October 17, 2016, by and between Immune Design Corp. and TheraVectys SA (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-36561), as filed with the SEC on March 3, 2017).

10.20†
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

23.1
Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-36561), as filed with the SEC on March 13, 2019).

24.1	Power of Attorney (included on the signature page of the Original Report).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*
Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-36561), as filed with the SEC on March 13, 2019).

32.2*
Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-36561), as filed with the SEC on March 13, 2019).

+ Indicates a management contract or compensatory plan.
* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.
† Registrant has been granted or requested confidential treatment for certain portions of this exhibit. This exhibit omits the information subject to this confidentiality treatment or request. Omitted portions have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNE DESIGN CORP.
(Registrant)

Date: March 28, 2019	/s/ Carlos Paya, M.D., Ph.D.
Carlos Paya, M.D., Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 28, 2019	/s/ Stephen Brady
Stephen Brady Executive Vice President, Strategy and Finance (Principal Accounting Officer and Principal Financial Officer)